Form 10QSB
period 2000-03-31
FONECASH INC
filed 2000-05-25
CIK 1082594

========================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended MARCH 31, 2000


                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____to ______


                         Commission file number: 0-30536

                     --------------------------------------

                                 FONECASH, INC.
             (Exact name of registrant as specified in its charter)

                  ---------------------------------------------


           Delaware                                      22-3530573
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                    Identification No.)


     90 Park Avenue, 1700, New York, New York           10016-1301
     (Address of principal executive offices)           (Zip-Code)

Registrant's telephone number, including area code: (212) 984-0641

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X No__

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13,or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                   Yes X No__

      The number of outstanding shares of the registrant's Common Stock, par value $.001 per share, was 5,303,005 on March 31, 2000.

========================================================================

                                 Fonecash, Inc.
                         Quarterly Report on Form 10-QSB
                     For the Quarter Ended on March 31, 2000

                                Table of Contents

Part  I.   FINANCIAL INFORMATION

Item  1    Consolidated Financial Statements (Unaudited)

           Balance Sheets as of March 31, 2000 and December 31, 1999

           Statement of Operations for Three Month Period Ending March 31, 2000

           Statement of Cash Flow for Three Month Period Ending March 31, 2000

           Notes to Consolidated Financial Statements

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II    OTHER INFORMATION

           Incorporated by reference in the Company's Form 10-SB, Amendment 3 registration statement, along with all exhibits, submitted on May 23, 2000

                               STEWART H. BENJAMIN
                       CERTIFIED PUBLIC ACCOUNTANT, P. C.
                              27 SHELTER HILL ROAD
                               PLAINVIEW, NY 11803
                            TELEPHONE: (516) 933-9781
                            FACSIMILE: (516) 827-1203





To the Board of Directors and Stockholders
FoneCash, Inc.
New York, New York

I have reviewed the accompanying balance sheets of FoneCash, Inc. (a development stage company) as of March 31, 2000 and December 31, 1999, and the related statements of operations, stockholders' equity and cash flows, for the three months ended March 31, 2000 and 1999, and for the period from August 7, 1997 (inception), to March 31, 2000, in accordance with the statements on Standards for Accounting and Review Service, issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of FoneCash, Inc.

A review consists principally of inquiries of Company personnel analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

/s/ Stewart H. Benjamin
Certified Public Accountant, P.C.

Plainview, New York
May 18,  2000

                             FONECASH, INC
                     (A Development Stage Company)
                             Balance Sheets

                                 ASSETS

                                                         March 31      December 31
                                                           2000            1999
                                                           ----            ----
Current assets:
   Cash                                                $    121,020     $  208,702
   Inventory  (Note 1)                                       68,524         45,143
   Prepaid expenses (Note 4)                                 25,000         25,000
                                                       ------------     ----------
                                                            214,544        278,845
                                                       ------------     ----------

Property and equipment, net  (Note 5)                        81,889         83,333

Other assets:
   Organization cost, net (Note 1)                              172            190
   Patent rights, net (Note 6)                                3,750          4,000
   Cash surrender value of life insurance (Note 8)           13,638         17,732
   Deposits                                                     250            250
                                                       ------------     ----------
                                                             17,810         22,172
                                                       ------------     ----------
                                                        $   314,243     $  384,350
                                                       ------------     ----------
                                                       ------------     ----------


             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current liabilities:

   Accounts payable                                     $     8,304     $    9,790
   Due to an officer/stockholder (Note 10)                   26,586         26,586
   Note payable (Note 10)                                     7,500             --
                                                             43,876         51,321

Stockholders' equity (deficit): (Note 2)
   Preferred stock; $.0001 par value; authorized -
   5,000,000 shares; issued - none                               --             --
   Common stock; $.0001 par value; authorized -
   20,000,000 shares; issued and outstanding -
   5,303,005 shares in 1999 and 4,204,500 in 1998               530            530
Additional paid-in capital                                1,281,925      1,281,925

Deficit accumulated during the development stage         (1,050,863)      (941,981)
                                                       ------------     ----------
          Total stockholders' equity                        231,592        340,474
                                                       ------------     ----------
                                                        $   314,243    $   384,350
                                                       ------------     ----------
                                                       ------------     ----------

See accompanying notes and accountant's review report

                               FONECASH, INC.
                       (A Development Stage Company)
                          STATEMENTS OF OPERATION



                                           Three          Three         Aug.7,1997
                                        Months Ended  Months Ended    (Inception) to
                                         March 31,      March 31,        March 31,
                                            2000          1998             2000
                                         ----------    -----------     -------------

Cost and expenses
   Depreciation                        $       11,232    $    2,083     $      52,899
   Amortization                                   268           268             1,446
   Research and development, related
    party                                      19,172                         372,078
   Officer's compensation                      16,000                          91,000
   Impairment of investment in
    related party                                                              50,000
   General and administrative                  64,996        24,046           486,842
                                       --------------   -----------      ------------
                                              111,668        26,397         1,054,265
                                       --------------   -----------      ------------
Other Income (expenses)
   Interest income                              2,786            --             3,402
                                       --------------   -----------      ------------
Net loss                               $     (108,882)   $  (26,397)     $ (1,050,863)
                                       --------------   -----------      ------------
                                       --------------   -----------      ------------
Primary and diluted loss per common
 share                                     $     (.02)    $    (.01)             (.24)
                                       --------------   -----------      ------------
                                       --------------   -----------      ------------
Weighted average common shares              5,303,005     2,452,833         5,356,230
 outstanding
                                       --------------   -----------      ------------
                                       --------------   -----------      ------------



         See accompanying notes and accountant's review report

                               FONECASH, INC.
                       (A Development Stage Company)
                STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY
         FOR THE PERIOD AUGUST 7, 1997 (INCEPTION) TO MARCH 31, 2000


                                                                           Deficit
                                                           Additional    Accumulated
                                     Common       Stock     Paid-in         from
                                     Shares      Amount     Capital       Inception
                                     ------      ------     -------       ---------
Balances, August 7, 1997
 (Inception)                                               $          $
   Common stock issued for
    services and costs advanced,
    valued at $.0001 per share      2,000,000         200         --           --

   Common stock issued for
    services Valued at $.15
    per share                         200,000          20     29,980

   Net loss for the period                --          --         --       (61,404)
                                   ----------      ------  ---------  -----------
Balances, December 31, 1997         2,200,000         220     29,980      (61,404)

   Sale of common stock               204,500          20     84,965           --
   Net Loss                               --          --         --       (95,211)
                                   ----------      ------  ---------    ---------
Balances, December 31, 1998         2,404,500         240    114,945     (156,615)
   Sale of common stock             1,098,505         110    837,160           --
   Capital contributed for
    services                              --           --     60,000           --
   Common stock issued for
    services Valued at $.15
    per share                       1,800,000         180    269,820
   Net loss                                           --         --      (785,366)
                                   ----------      ------  ---------  -----------
   Balances, December 31, 1999      5,303,005         530  1,281,925     (941,981)
     Net Loss for the period                                             (108,882)
                                   ----------      ------  ---------  -----------
Balances, March 31, 2000            5,303,005         530  1,281,925  $(1,050,863)
                                   ----------      ------  ---------  -----------
                                   ----------      ------  ---------  -----------



           See accompanying notes and accountant's review report.

                               FONECASH, INC
                       (A Development Stage Company)
                          STATEMENTS OF CASH FLOW

                                                  Three           Three        Aug. 7,1997
                                               Months Ended    Months Ended   (Inception) to
                                                March 31,        March 31,      March 31,
                                                  2000              1999           2000
                                               -------------   -------------  --------------

Cash flows from operating activities
   Net loss                                     $  (108,882)  $  (26,397) $     (1,050,863)
   Adjustments to reconcile net loss
     to net cash used in operating activities:
     Depreciation                                    11,232        2,083            52,899
     Amortization                                       268          268             1,446
     Cash surrender value of life insurance           4,094           --           (13,638)
     Common stock issued for services                    --           --           360,200

     Changes in assets and liabilities:
       (Increase) in inventory                      (23,381)          --           (68,524)
       (Increase) in prepaid expenses                                 --           (25,000)
       (Increase) in utility deposit                                  --              (250)
       Increase in accounts payable                  (1,486)          23             8,304
       Increase (decrease) in amounts due
        to officer/stockholder                                   (12,913)           26,586
                                                 -----------   ---------         ---------
       Net cash used in operating activities       (118,155)     (36,936)         (708,840)
                                                 -----------   ---------         ---------
Cash flows from investing activities:
   Organization costs                                    --           --              (368)
   Purchase of property and equipment                (9,788)      25,000          (135,788)
   Acquisition of patent rights                                   (5,000)           (5,000)
                                                 -----------   ---------         ---------
       Net cash used in investing activities         (9,788)     (30,000)         (140.156)
                                                 -----------   ---------         ---------

Cash flow from financing activities:
   Proceeds from short-term debt                     42,500                         50,000
   Repayment of short term debt                      (2,239)                        (2,239)
   Proceeds from sale of common stock                             95,464           922,255
                                                 -----------   ---------         ---------
       Net cash provided by financing
        activities                                   40,261       95,464           970,016
                                                 -----------   ---------         ---------
Net increase (decrease) in cash                     (87,682)      28,528           121,020
Cash at beginning of year                             9,628           --                --
                                                 -----------   ---------         ---------
Cash at end of period                           $   121,020   $   38,156        $  121,020
                                                 -----------   ---------         ---------
                                                 -----------   ---------         ---------


         See accompanying notes and accountant's review report.

                             FONECASH, INC.
                     (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The financial statements presented are those of FoneCash, Inc., a development stage company (the "Company"). The Company was incorporated under the laws of the State of Delaware on August 7, 1997. The Company has acquired the rights to market a patented electronic terminal that is used by retail merchants and in-home salespersons when payment is made with a credit or debit card. Revenues will be generated from sales of the terminals and from transaction charges to banks. No revenues have been earned as of March 31, 2000, but management anticipates sales to commence in the second quarter of 2000 after real-time trials are performed with a select group of merchants and in-home salespersons.

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reporting amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates.

INVENTORY

Inventory is stated at the lower of cost or market, with cost determined on a first-in, first-out basis and market based on the lower of replacement cost or realizable value.

PROPERTY AND EQUIPMENT AND DEPRECIATION

Property and equipment are stated at cost. Depreciation for both financial reporting and income tax purposes is computed using the straight-line method over the estimated lives of the assets. Maintenance and repairs are charged to expense when incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is credited or charged to income.

INTANGIBLE ASSETS

Intangible assets consist of organization costs and patent rights. Intangible assets are amortized on a straight-line basis over five years. Amortization expense for the three months ended March 31, 2000 was $268.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company's receivables due from an officer/stockholder is not practicable to estimate due to the related party nature of the underlying transactions and the indefinite payment terms.

INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

LOSS PER COMMON SHARE

Loss per common share is computed by dividing the net loss by the weighted average shares outstanding during the period.

NOTE 2 - STOCKHOLDERS' EQUITY

COMMON STOCK

Since the date of inception, the Company has issued 5,303,005 shares of common stock, 2,000,000 of which were for services and costs advanced, valued at $.15 per share and 2,000,000 were valued at $.0001 per share. These shares were issued to officers and directors of the Company. In 1999 the president of the Company contributed $60,000, as reflected in the statement of stockholders' equity. Dividends may be paid on outstanding shares as declared by the Board of Directors from time to time. Each share of common stock is entitled to one vote.

PREFERRED STOCK

No shares of the Company's no par value preferred stock have been issued or are outstanding. Dividends, voting rights and other terms, rights and preferences of the preferred shares have not been designated but may be designated by the Board of Directors from time to time.

NOTE 3 - INCOME TAXES

There is no provision for income taxes since the Company has incurred net operating losses. At March 31, 2000, the Company has net operating loss carry forwards of

$1,014,537, which may be available to offset future taxable income through 2020.

NOTE 4 - PREPAID EXPENSES

Prepaid expenses consists of a payment of $25,000 on April 29,1999 for the cost of printing brochures containing product and company information. The printing costs will be charged to income as the brochures are distributed. No brochures have been distributed as of March 31, 2000.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consist entirely of a production mold purchased during the year ended December 31, 1999 for $125,000. The Company purchased additional molds in the amount of $9,788 during the three months ended March 31, 2000. The mold has an estimated useful life of 3 years and is depreciated using the straight-line method. Depreciation expense was $11,232 for the three months ended March 31, 2000.

NOTE 6 - PATENT RIGHTS

On November 1, 1997 the Company entered into a license agreement with Thomas J. Ulrich. Under this agreement the Company will acquire an exclusive license under the licensor's patent rights for U.S. patent number 4,803,719, pertaining to telephone line powered applications, for the primary purpose of utilizing the licensor's invention through sales of products and services. The Company is required to make payments of $30,000 for a non-refundable license execution fee based upon capital funding, and for royalties based upon gross sales of all licensed products sold. As of March 31, 2000 a license execution fee of $5,000 was capitalized and is being amortized over the remaining life of the patent of 5 years. The balance of the license execution fee of $25,000 is due upon funding of an Initial Public Offering or other financing exceeding $500,000. The agreement also provides for a royalty of 3% of the gross sales of all licensed products and an annual minimum fee of $10,000 in 2000 and $20,000 for each year thereafter. In addition, minimum sales revenues of $500,000 for the year 2000 to a total of $2 million in sales after the year 2003 and thereafter were agreed to.

NOTE 7 - LONG-LIVED ASSETS

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of an assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by an asset. Assets to be disposed of are reported at the lower of carry amount or fair value less costs to sell.

NOTE 8 - CASH SURRENDER VALUE OF LIFE INSURANCE

The variable universal life insurance policy carried on the life of the president of the Company has a cash value of $13,638 on March 31, 2000. There were no borrowings against the cash surrender value.


NOTE 9 - NOTE PAYABLE

The Company has a bank line of credit with Fleet Bank, N.A. that provides short-term borrowings up to $50,000. Interest on advances is payable monthly at two and three quarters of one percent (2.75%) over the prime rate. The note payable to the bank is uncollateralized and is personally guaranteed by the President of the Company and Dr. Wu. There is an outstanding balance on the bank line of credit of $47,761 as of March 31, 2000

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company was indebted to an officer/stockholder for expenses advanced on behalf of the Company, in the amount of $26,586 at March 31, 2000. There are no specific terms for repayment.

In 1999 the president of the Company contributed services to the Company valued at $60,000, as reflected in the statements of stockholders' equity.

The Company leases its executive offices and storage facilities from the president of the Company under a month-to-month operating lease. Rent expenses was $3,800 for the three months ended March 31, 2000, $17,373 for the year ended December 31, 1999, and $32,485 for the periods prior to 1999.

The Company utilizes Advance Data Information Corporation ("ADI"), a Taiwan corporation owned by a director/shareholder of the Company, as its research and development laboratory. Research and development expenses under this arrangement totaling $19,172charged to operations during the three months ended March 31, 2000.

The Company purchased 1,000,000 shares representing an 8% interest in Tradeandswap.com, Inc. ("Trade and Swap") for $50,000. A consultant of the Company is a shareholder and principal officer of Trade and Swap. Tradeandswap.com, Inc. is a privately-held corporation that facilitates barter and trade swaps for individuals and businesses over a proprietary Internet web site. The investment in Trade and Swap is carried at cost, as there is no readily available market for these shares. If an other-than-temporary impairment resulting from a decline in fair value in the investment shall be considered to have occurred, the cost basis shall be written down to fair value as a new cost basis and the amount of the write-down shall be included in earnings as a realized loss. As of March 31, 2000, the Company has written its investment in Trade and Swap down to zero since no future benefit can be determined as Trade and Swap operates in a volatile industry and has no proven record of success. An impairment loss $50,000 has been reported in the Statement of Operations.

NOTE 11 CONSULTING AGREEMENTS

On February 4, 1998 the Company entered into a consulting agreement with East Coast Entertainment, Inc. ("ECE") requiring payments of $50,000 per year in monthly installments once the Company attains gross revenues of $300,000.ECE will be assigned administrative duties including, but not limited to, publicity, advertising, public relations, investors relations programs, news releases, hiring of all necessary outside contractors for any specialized projects, printing and development of the Company's annual reports, preparation of any design, print or art work, camera ready art, distribution of reports and corporate releases to State and Federal securities agencies. ECE is entitled to $100,000 annually once the Company achieves $500,000 in gross revenues. ECE is entitled to participate in the Company's stock option plans and group health plans pursuant to the same terms that apply to all senior key executives and other employees of the Company. The agreement is renewable annually for a period of ten years. No expenses have been recognized under this arrangement for the three months ended March 31, 2000.

The Company entered into another consulting agreement with Advance Data Information Corporation ("ADI"), a Taiwan corporation owned by Dr. Wu, a director/stockholder of the Company, in which ADI will act as the research and development laboratory for the Company. The Company shall have exclusive ownership rights to any and all products that are developed as a result of this agreement. The Company has issued 200,000 shares of its common stock to Dr. Wu in August 1997 and 1,800,000 shares in June 1999, valued at $.15 per share for services rendered.


Item 2.     Management's Discussion and Analysis

This Quarterly Report on Form 10-QSB, including the information incorporated by reference herein, includes "forward looking statement" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Act") and Section 21E of the Securities Act of 1934, as amended ("Act of 34"). All of the statements contained in this Quarterly Report on Form 10-QSB, other than statements of historical fact, should be considered forward looking statements, including, but not limited to, those concerning the Company's strategies, objectives and plans for expansion of its operation, products and services and growth in demand for it's products and services. There can be no assurances that these expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from the Company's expectations (the "Cautionary Statements") are disclosed in this Quarterly report on Form 10-QSB. All subsequent written and oral forward looking statements by or attributable to the Company or persons acting on behalf are expressly qualified in their entirety by such Cautionary Statements. Investors are cautioned not to place undue reliance on these forward looking statements which speak only as of the date hereof and are not intended to give any assurance as to future results. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or reflect the occurrence of unanticipated events.

Fonecash, Inc. (the "Company") was incorporated under the laws of the State of Delaware on August 7,1997 and is in its development stage. It has had no operating revenues to date and has not sold any of its products and services.

The Company incurred operating losses of $1,050,863 from Inception to March
31, 2000. The Company expects its accumulated deficit to grow for the foreseeable future as total costs and expenses increases due principally to increased marketing expenses associated with its plans to undertake trials of its products and services. There can be no assurances that the Company will complete successful trials of its products and services, nor that sufficient revenues will be generated from the possible sales of such products and services to allow the Company to operate profitably.

General

The Company has developed, under an exclusive license agreement with a holder of a U.S. Patent, a system of processing credit cards for an under served community of low volume merchants and in-home salespersons consisting of a terminal and a system of computers, utilizing established communications networks, both wired and wireless, for processing the data from credit and debit cards.

Terminals are electronic collectors of credit and debit data from the magnetic stripe on cards. In the case of debit and credit cards the Fonecash system collects the data from the magnetic stripe when a merchant accepts the card for payment of goods or services. This data is transmitted to processors where the validity of the card number is confirmed and the amount of the purchase is authorized to the cardholder's account. Settlement occurs when the collected and stored data is sent to the card issuing bank which charges the customer's account and electronically deposits payment in the merchant's bank account, usually within 24 - 48 hours.

The Company intends to market a product line and a complete processing system that is high quality and simple to operate, because the Company, and not the individual merchant, takes the responsibility for closing the day's receipts and uploading the data to a third party payment processor, such as Paymenttech, Visanet, or First Data Resources, for settlement which results in payments being deposited in the merchants' bank account within 48 hours. Because the Company, not only provides a terminal, but also, provides a service that facilitates the collection of daily payment receipts, and transmits these electronic receipts for payment and deposit of funds to each merchant, the Company believes that it will be able to compete with the current makers of terminals, who only sell terminals, but also, able to compete with payment processors who only support terminals which transmit credit card data to their computers after the merchant has manually closed out the day's electronic receipts and transmitted the totals to the payment processor.

The Company intends to establish up to three master distributors in the United States with the most likely candidates being current Independent Sales Organizations (ISO's) who are already engaged in the business of distributing automated credit card processing terminals to established merchants who have been approved by their sponsoring banks. These ISO's have trained commissioned sales persons and have an interest in placement of any terminal in the market regardless of manufacturer.

The Company has never operated under any other name, nor has it ever been involved with any bankruptcy, receivership or similar proceeding or engaged in any material reclassification, merger, consolidation, or purchase or sale of assets.

Results of Operation

General and administrative expenses during the three months ending March 31, 2000 were $64,996 as compared to $24,046 for the same period in 1999, representing an increase of $40,950. The increase during the three month period ending March 31, 2000 was primarily due to an expansion of the general operations of the Company, including legal, accounting, and printing associated with the filing of various documents with the Securities and Exchange Commission.

Compensation and related benefits during this three months was $16,000 and represented the first compensation to its president; there were no compensation expenses for the nine months ended March 31,1999.

Balance Sheet Data

The Company's combined cash and cash equivalents totaled $121,020 for the period ending March 31,2000. This is an increase of $82,864 from $38,156 for the period ending March 31, 1999.

The Company does not expect to generate a positive internal cash flow for at least the next nine months due to expected increase in spending for salaries and the expected costs of marketing and sales activtiies.

Property and equipment was valued at $134,788 for the period ending March 31, 2000 and this represents an increase of $9,788 for purchases of additional molds used the manufacturing of its products in Taiwan. The molds have a useful life of 3 years and are depreciated on a straight-line basis.

Part II     Other Information

Item 1      Legal Proceedings

            None

Item 2      Changes in Securities

            None

Items 3     Defaults upon Senior Securities

            None

Item 4      Submission of Matters to a Vote of Security Holders

            None

Item 5      Other Information

            None

Item 6      Exhibits and reports on Form 8-K

            a.    Exhibit Index

            b.    Reports of Form 8-K

            The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000.


Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned who is duly authorized to sign as an officer and as the principal officer of the Company.

Fonecash, Inc

By:   /s/ Daniel E. Charboneau
      -------------------------------------
      Daniel E. Charboneau, Chairman/CEO

Date: May 25, 2000

Exhibit Index

Exhibit No:

27    Financial Data Schedule