Form 10QSB/A
period 2000-03-31
FONECASH INC
filed 2000-06-19
CIK 1082594

========================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 AMENDMENT NO. 1
                                       TO
                                  FORM 10-QSB

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

                                   Yes X No__

      The number of outstanding shares of the registrant's Common Stock, par value $.001 per share, was 3,836,338 on March 31, 2000.

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


Items 1-4  None

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

                                 FONECASH, INC
                          (A Development Stage Company)
                                 Balance Sheets

                                    ASSETS

                                                         March 31      December 31
                                                           2000            1999
                                                           ----            ----
Current assets:
   Cash                                                $    121,020     $  208,702
   Inventory  (Note 1)                                       68,524         45,143
   Prepaid expenses (Note 4)                                 25,000         25,000
                                                       ------------     ----------
                                                            214,544        278,845
                                                       ------------     ----------

Property and equipment, net  (Note 5)                        81,889         83,333

Other assets:
   Organization cost, net (Note 1)                              172            190
   Patent rights, net (Note 6)                                3,750          4,000
   Cash surrender value of life insurance (Note 8)           13,638         17,732
   Deposit                                                      250            250
                                                       ------------     ----------
                                                             17,810         22,172
                                                       ------------     ----------
                                                        $   314,243     $  384,350
                                                       ------------     ----------
                                                       ------------     ----------

             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:

   Accounts payable                                     $     8,304     $    9,790
   Due to an officer/stockholder (Note 10)                   26,586         26,586
   Note payable (Note 9)                                     47,761          7,500
                                                       ------------     ----------
                                                             82,651         43,876
                                                       ------------     ----------
Stockholders' equity (deficit): (Note 2)
   Preferred stock; $.0001 par value; authorized -
     5,000,000 shares; issued - none                             --             --
   Common stock; $.0001 par value; authorized -
     20,000,000 shares; issued and outstanding -
     3,836,338 shares                                           383            383
Additional paid-in capital                                1,282,072      1,282,072

Deficit accumulated during the development stage         (1,050,863)      (941,981)
                                                       ------------     ----------
          Total stockholders' equity                        231,592        340,474
                                                       ------------     ----------
                                                        $   314,243    $   384,350
                                                       ------------     ----------
                                                       ------------     ----------



See accompanying notes and accountant's review report

                                 FONECASH, INC.
                         (A Development Stage Company)
                            STATEMENTS OF OPERATION

                                           Three          Three         Aug.7,1997
                                        Months Ended  Months Ended    (Inception) to
                                         March 31,      March 31,        March 31,
                                            2000          1998             2000
                                         ----------    -----------     -------------
Cost and expenses
   Depreciation                        $       11,232    $    2,083     $      52,899
   Amortization                                   268           268             1,446
   Research and development, related
    party                                      19,172            --           372,078
   Officer's compensation                      16,000            --             91,000
   Impairment of investment in
    related party                                  --            --            50,000
   General and administrative                  64,996        24,046           486,842
                                       --------------   -----------      ------------
                                              111,668        26,397         1,054,265
                                       --------------   -----------      ------------
Other income (expenses)
   Interest income                              2,786            --             3,402
                                       --------------   -----------      ------------
Net loss                               $     (108,882)   $  (26,397)     $ (1,050,863)
                                       --------------   -----------      ------------
                                       --------------   -----------      ------------
Primary and diluted loss per common
 share                                     $     (.03)    $    (.01)             (.36)
                                       --------------   -----------      ------------
                                       --------------   -----------      ------------
Weighted average common shares              3,836,338     2,452,833         2,889,563
 outstanding
                                       --------------   -----------      ------------
                                       --------------   -----------      ------------


         See accompanying notes and accountant's review report

                               FONECASH, INC.
                       (A Development Stage Company)
                STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY
         FOR THE PERIOD AUGUST 7, 1997 (INCEPTION) TO MARCH 31, 2000

                                                                          Deficit
                                        Common Stock      Additional    Accumulated
                                     ------------------     Paid-in        from
                                     Shares      Amount     Capital      Inception
                                     ------      ------     -------      ---------
Balances, August 7, 1997
 (Inception)                               --    $   --   $       --    $        --
   Common stock issued for
    services and costs advanced,
    valued at $.0001 per share      2,000,000       200           --             --

   Common stock issued for
    services valued at $.15
    per share                         200,000        20       29,980             --

   Net loss for the period                --         --           --        (61,404)
                                   ----------    ------    ---------    -----------
Balances, December 31, 1997         2,200,000       220       29,980        (61,404)

   Sale of common stock               204,500        20       84,965             --
   Net Loss                               --         --           --        (95,211)
                                   ----------    ------    ---------     -----------
Balances, December 31, 1998         2,404,500       240      114,945       (156,615)
   Sale of common stock             1,098,505       110      837,160             --
   Services contributed by the
    president of the Company               --        --       60,000             --
   Common stock issued for
    services valued at $.15
    per share                         333,333        33      269,967             --
   Net loss                                          --           --       (785,366)
                                   ----------    ------    ---------    -----------
   Balances, December 31, 1999      3,836,338       383    1,282,072       (941,981)
     Net Loss for the period                                               (108,882)
                                   ----------    ------    ---------    -----------
Balances, March 31, 2000            3,836,338       383    1,282,072    $(1,050,863)
                                   ----------    ------    ---------    -----------
                                   ----------    ------    ---------    -----------


           See accompanying notes and accountant's review report.

                                 FONECASH, INC
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS



                                                   Three          Three         Aug. 7,1997
                                                Months Ended   Months Ended   (Inception) to
                                                  March 31,      March 31,       March 31,
                                                    2000           1999            2000
                                                ------------   ------------   --------------

Cash flows from operating activities
   Net loss                                     $ (108,882)     $ (26,397)    $ (1,050,863)
   Adjustments to reconcile net loss
     to net cash used in operating activities:
     Depreciation                                   11,232          2,083           52,899
     Amortization                                      268            268            1,446
     Cash surrender value of life insurance          4,094             --          (13,638)
     Common stock issued for services                   --             --          360,200

     Changes in assets and liabilities:
       (Increase) in inventory                     (23,381)            --          (68,524)
       (Increase) in prepaid expenses                   --             --          (25,000)
       (Increase) in utility deposit                    --             --             (250)
       Increase (decrease) in accounts payable      (1,486)            23            8,304
       Increase (decrease) in amounts due
        to officer/stockholder                          --        (12,913)          26,586
                                                -----------     ----------    -------------
       Net cash used in operating activities      (118,155)       (36,936)        (708,840)
                                                -----------     ----------    -------------
Cash flows from investing activities:
   Organization costs                                   --             --             (368)
   Purchase of property and equipment               (9,788)        25,000         (134,788)
   Acquisition of patent rights                         --         (5,000)          (5,000)
                                                -----------     ----------    -------------
       Net cash used in investing activities        (9,788)       (30,000)        (140.156)
                                                -----------     ----------    -------------

Cash flow from financing activities:
   Proceeds from short-term debt                    42,500             --           50,000
   Repayment of short term debt                     (2,239)            --           (2,239)
   Proceeds from sale of common stock                   --         95,464          922,255
                                                -----------     ----------    -------------
       Net cash provided by financing
        activities                                  40,261         95,464          970,016
                                                -----------     ----------    -------------
Net increase (decrease) in cash                    (87,682)        28,528          121,020
Cash at beginning of year                          208,702          9,628               --
                                                -----------     ----------    -------------
Cash at end of period                           $  121,020      $  38,156     $    121,020
                                                -----------     ----------    -------------
                                                -----------     ----------    -------------
Supplemental disclosure of noncash investing
   and financing activities:
   Services contributed by the president of
      the Company                               $       --      $      --     $     40,000
   Common stock issued for research and
      development costs                         $       --      $      --     $    276,000
   Common stock issued for services and costs
      advanced                                  $       --      $      --     $        200
                                                -----------     ----------    -------------
                                                -----------     ----------    -------------


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

NOTE 2 - STOCKHOLDERS' EQUITY

COMMON STOCK


Since the date of inception, the Company has issued 3,836,338 shares of common stock which includes 2,000,000 that were issued to officers and directors of the Company for services and costs advanced, valued at $.0001 per share, 200,000 shares that were valued at $.15 per share and 333,333 shares that were valued at $.81 per share. In 1999 the president of the Company contributed services to the Company valued at $60,000, as reflected in the statements of stockholders' equity and statements of operations (in addition to $15,000 received in cash). Dividends may be paid on outstanding shares as declared by the Board of Directors from time to time. Each share of common stock is entitled to one vote.


PREFERRED STOCK

No shares of the Company's no par value preferred stock have been issued or are outstanding. Dividends, voting rights and other terms, rights and preferences of the preferred shares have not been designated but may be designated by the Board of Directors from time to time.

NOTE 3 - INCOME TAXES


There is no provision for income taxes since the Company has incurred net operating losses. At March 31, 2000, the Company has net operating loss carry forwards of

$1,014,537, which may be available to offset future taxable income through 2020. A deferred tax asset has not been recorded for the net operating loss carryforwards due to uncertainties as to the ultimate realization of the deferred tax asset.


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

NOTE 7 - LONG-LIVED ASSETS

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of an assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

NOTE 8 - CASH SURRENDER VALUE OF LIFE INSURANCE

The variable universal life insurance policy carried on the life of the president of the Company has a cash value of $13,638 on March 31, 2000. There were no borrowings against the cash surrender value.


NOTE 9 - NOTE PAYABLE

The Company has a bank line of credit with Fleet Bank, N.A. that provides short-term borrowings up to $50,000. Interest on advances is payable monthly at two and three quarters of one percent (2.75%) over the prime rate. The note payable to the bank is uncollateralized and is personally guaranteed by the officers of the Company. There was an outstanding balance on the bank line of credit of $47,761 as of March 31, 2000


NOTE 10 - RELATED PARTY TRANSACTIONS

The Company was indebted to an officer/stockholder for expenses advanced on behalf of the Company, in the amount of $26,586 at March 31, 2000. There are no specific terms for repayment.


In 1999 the president of the Company contributed services to the Company valued at $60,000, as reflected in the statements of stockholders' equity and statements of operations (in addition to $31,000 received in cash in 1999 and the first quarter of 2000).



The Company has leased its executive offices and storage facilities from the president of the Company under a month-to-month operating lease since the Company's inception. Rent expenses was $3,800 for the three months ended March 31, 2000, $17,373 for the year ended December 31, 1999, and $32,485 for the periods prior to 1999.



The Company utilizes Advance Data Information Corporation ("ADI"), a Taiwan corporation owned by a director/shareholder of the Company, as its research and development laboratory. Research and development expenses under this arrangement totaling $19,172 were charged to operations during the three months ended
March 31, 2000.



The Company purchased 1,000,000 shares representing an 8% interest in Tradeandswap.com, Inc. ("Trade and Swap") for $50,000. A consultant of the Company is a shareholder and principal officer of Trade and Swap. Tradeandswap.com, Inc. is a privately-held corporation that facilitates barter and trade swaps for individuals and businesses over a proprietary Internet web site. The investment in Trade and Swap is carried at cost, as there is no readily available market for these shares. If an other-than-temporary impairment resulting from a decline in fair value in the investment shall be considered to have occurred, the cost basis shall be written down to fair value as a new cost basis and the amount of the write-down shall be included in earnings as a realized loss. As of March 31, 2000, the Company has written its investment in Trade and Swap down to zero since no future benefit can be determined as Trade and Swap operates in a volatile industry and has no proven record of success. An impairment loss $50,000 has been reported in the Statements of Operations.

NOTE 11 - CONSULTING AGREEMENTS

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


The Company entered into another consulting agreement with Advance Data Information Corporation ("ADI"), a Taiwan corporation owned by Dr. Wu, a director/stockholder of the Company, in which ADI will act as the research and development laboratory for the Company. The Company shall have exclusive ownership rights to any and all products that are developed as a result of this agreement. The Company has issued 200,000 shares of its common stock to Dr. Wu in August 1997, valued at $.15 per share, and 333,333 shares in June 1999, valued at $.81 per share for services rendered.



NOTE 12 - CONTRACT FOR DEPLOYMENT AND INSTALLATION SERVICES



Pursuant to a letter of intent dated June 5, 1999 between the Company and Fusion Capital Corp. ("Fusion"), a Florida corporation, the Company agreed to purchase a majority of the common stock of Fusion Capital Corp. ("Fusion"). The Company simultaneously issued a loan to Fusion of $37,000 to be granted in 10 installments of $3,700 from June 14, 1999 through August 16, 1999. Ten separate promissory notes of $3,700 were executed, each providing for interest at a rate of 6%, and each of the ten notes payable within 12 months from the date of issuance with the first payment due on June 14, 2000. The balance due on the notes was $37,990 as of December 31, 1999 includes accrued interest of $990. Discussions on the proposed acquisition have commenced but no definitive terms have been agreed upon.



When the notes were first issued in June 1999, payment of principal and interest on the notes was due 6 months later with the first note due December 14, 1999. Re-negotiation of the payment dates took place in November 1999, and the Company agreed in December 1999 to extend the due date of the principal and interest on these notes for 12 months with the first note due on June 14, 2000. Therefore, for the period ending March 31, 2000, no payment of principal or interest had been made. The terms of this receivable were extended but not written down.

In April 2000, the Company entered into negotiations with Fusion for deployment and installation services for 500 terminals which the Company planned for its trials with merchants in order to prove its revenue concept. The Company requested Fusion to estimte the cost for the deployment and installation of 500 terminals. Fusion replied that they would undertake these services in exchange for converting the principal and interest on the promissory notes and that this would be a fixed cost contract. Since the Company had made its own estimate for the cost of these services to be $72.50, the Company agreed to convert the notes from a loan to an advance pursuant to a Contract for Deployment and Installation which was signed on May 1, 2000. By converting the note payable to cover the cost of deployment and installation, the cost per unit was $74 (which amount is included in general and administrative expenses in the statements of operations). The Company, however, elected to write off the interest of $990 that had accumulated at the period ending December 31, 1999.

Fusion has agreed to deploy, install, and train the merchants who have been selected to participate in the first trials of the Company's terminals. Further, the Company agreed to convert the principal of the loan payment of $37,000 into an advance payment for the services connected with the placement of 500 terminals.


Item 2.     Management's Discussion and Analysis

This Quarterly Report on Form 10-QSB, including the information incorporated by reference herein, includes "forward looking statement" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Act") and
Section 21E of the Securities Act of 1934, as amended (the "Exchange Act"). All of the statements contained in this Quarterly Report on Form 10-QSB, other than statements of historical fact, should be considered forward looking statements, including, but not limited to, those concerning the Company's strategies, objectives and plans for expansion of its operation, products and services and growth in demand for it's products and services. There can be no assurances that these expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from the Company's expectations (the "Cautionary Statements") are disclosed in this Quarterly report on Form 10-QSB. All subsequent written and oral forward looking statements by or attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such Cautionary Statements. Investors are cautioned not to place undue reliance on these forward looking statements which speak only as of the date hereof and are not intended to give any assurance as to future results. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or reflect the occurrence of unanticipated events.

Fonecash, Inc. (the "Company") was incorporated under the laws of the State of Delaware on August 7,1997 and is in its development stage. It has had no operating revenues to date and has not sold any of its products and services.

The Company has had no revenues since its inception in August 1997 due to the fact that the Company is in the development state mode. There were no compensation expenses for the first two years. There were organizational expenses of $910 which are being amortized on a straight-line basis over five years. The Company had a net loss of $353,618 for the initial two year period. Depreciable assets for this period consisted of $25,000 for production molds which have a useful life of three years. $6,250 was considered as a depreciation expense for this period.


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


The Company's combined cash and cash equivalents totaled $121,020 for the period ending March 31, 2000. This is an increase of $82,864 from $38,156 for the period ending March 31, 1999.

Pursuant to a letter of intent dated June 5, 1999 between the Company and Fusion Capital Corp. ("Fusion"), a Florida corporation, the Company agreed to purchase a majority of the common stock of Fusion Capital Corp. ("Fusion"). The Company simultaneously issued a loan to Fusion of $37,000 to be granted in 10 installments of $3,700 from June 14, 1999 through August 16, 1999. Ten separate promissory notes of $3,700 were executed, each providing for interest at a rate of 6% and each of the ten notes payable within 12 months from the date of issuance with the first payment due on June 14, 2000. The balance due on the notes was $37,990 as of December 31, 1999. Discussions on the proposed acquisition have commenced but no definitive terms have been agreed upon.

When the notes were first issued in June 1999, payment of principal and interest on the notes was due 6 months later with the first note due December 14, 1999. Re-negotiation of the payment dates took place in November 1999, and the Company agreed in December 1999 to extend the due date of the principal and interest on these notes for 12 months with the first note due on June 14, 2000, as noted in the notes to the financial statements for the year ending December 31, 1999 and the three months ended March 31, 2000. Therefore, for the period ending March 31, 2000, no payment of principal or interest had been made. The terms of this receivable were extended but not written down.

In April 2000, the Company entered into negotiations with Fusion for deployment and installation services for the 500 terminals which the Company planned for its trials with merchants in order to prove its revenue concept as explained further under Item 2 below. The Company requested Fusion to estimate the cost for the deployment and installation of 500 terminals.
Fusion replied that they would undertake these services in exchange for converting the principal and interest on the promissory notes and that this would be a fixed cost contract. Since the Company had made its own estimate for the cost of these services to be $72.50, the Company agreed to convert the notes as an advance pursuant to a Contract for Deployment and Installation which was signed on May 1, 2000. By converting the note payable to cover the cost of deployment and installation, the cost per unit was $74 (which amount is included in general and administrative expenses in the Company's Statements of Operations). The Company, however, elected to write off the interest of $990 that had accumulated at the period ending December 31, 1999.

Fusion has agreed to deploy, install, and train the merchants who have been selected to participate in the first trials of the Company's terminals. Further, the Company agreed to convert the principal of the loan payment of $37,000 into an advance payment for the services connected with the placement of 500 terminals. The entire Agreement is attached as an exhibit.

The Company currently has limited internal and external sources of liquidity.

At this time the Company has no material commitment for capital expenditures.


Balance Sheet Data

The Company's combined cash and cash equivalents totaled $121,020 for the period ending March 31,2000. This is an increase of $82,864 from $38,156 for the period ending March 31, 1999.

The Company does not expect to generate a positive internal cash flow for at least the next nine months due to expected increase in spending for salaries and the expected costs of marketing and sales activities.

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

Fonecash, Inc

By:   /s/ Daniel E. Charboneau
      -------------------------------------
      Daniel E. Charboneau, Chairman/CEO

Date: June 19, 2000

Exhibit Index

Exhibit No:

27    Financial Data Schedule*


*Previously filed.