Form 10QSB
period 2000-06-30
FONECASH INC
filed 2000-08-14
CIK 1082594

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                  Form 10-QSB

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                                 -------------

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____to ______


                        Commission file number: 0-30536

                 ---------------------------------------------

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

                                Yes  X   No
                                    ---     ---

         The number of outstanding shares of the registrant's Common Stock, par value $.0001 per share, was 3,836,338 on June 30, 2000.

================================================================================

                                 Fonecash, Inc.
                        Quarterly Report on Form 10-QSB
                     For the Quarter Ended on June 30, 2000

                               Table of Contents

Part I.         FINANCIAL INFORMATION

Item 1          Financial Statements (Unaudited)

                Balance Sheets as of June 30, 2000 and December 31, 1999

                Statements of Operations for Period Ending June 30, 2000

                Statements of Cash Flow for Period Ending June 30, 2000

                Notes to Financial Statements

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II         OTHER INFORMATION

                Incorporated by reference to the Company's Form 10-SB, Amendment 3 registration statement, along with all exhibits, submitted on May 23, 2000

                              STEWART H. BENJAMIN
                       CERTIFIED PUBLIC ACCOUNTANT, P. C.
                              27 SHELTER HILL ROAD
                              PLAINVIEW, NY 11803
                           TELEPHONE: (516) 933-9781
                           FACSIMILE: (516) 827-1203





To the Board of Directors and Stockholders
FoneCash, Inc.
New York, New York

I have reviewed the accompanying balance sheets of FoneCash, Inc. (a development stage company) as of June 30, 2000 and December 31, 1999, and the related statements of operations, stockholders' equity and cash flows, for the six months ended June 30, 2000 and 1999, and for the period from August 7, 1997 (inception), to June 30, 2000, in accordance with the statements on Standards for Accounting and Review Service, issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of FoneCash, Inc.

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

/s/ Stewart H. Benjamin
Certified Public Accountant, P.C.

Plainview, New York
August 7,  2000

                                 FONECASH, INC
                         (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS
                                     ------


                                                                    June 30      December 31
                                                                      2000          1999
Current assets:
   Cash                                                           $    44,220    $   208,702
   Inventory  (Note 1)                                                 73,454         45,143
   Prepaid expenses (Note 4)                                           25,000         25,000
                                                                  -----------    -----------
                                                                      142,674        278,845
                                                                  -----------    -----------


Property and equipment, net  (Note 5)                                  70,657         83,333
                                                                  -----------    -----------

Other assets:
   Organization costs, net (Note 1)                                       154            190
   Patent rights, net (Note 6)                                          3,500          4,000
   Cash surrender value of life insurance (Note 8)                     10,894         17,732
   Deposits                                                               250            250
                                                                  -----------    -----------
                                                                       14,798         22,172
                                                                  -----------    -----------
                                                                  $   228,129    $   384,350
                                                                  ===========    ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:

   Accounts payable                                               $     8,484    $     9,790
   Due to an officer/stockholder (Note 10)                             20,926         26,586
   Note payable (Note 9)                                               45,044          7,500
                                                                  -----------    -----------
                                                                       74,454         43,876
                                                                  -----------    -----------

Stockholders' equity(deficit): (Note 2)
   Preferred stock; $.0001 par value; authorized -
   5,000,000 shares; issued - none                                       --             --
   Common stock; $.0001 par value; authorized -
   20,000,000 shares; issued and outstanding -
   3,836,338 shares                                                       383            383
Additional paid-in capital                                          1,282,072      1,282,072

Deficit accumulated during the development stage                   (1,128,780)      (941,981)
                                                                  -----------    -----------
          Total stockholders' equity                                  153,675        340,474
                                                                  -----------    -----------

                                                                  $   228,129    $   384,350
                                                                  ===========    ===========



             See accompanying notes and accountant's review report.

                                 FONECASH, INC.
                         (A Development Stage Company)
                            Statements of Operations







                                                  Six             Six        Aug.7,1997
                                              Months Ended   Months Ended  (Inception) to
                                                June 30,       June 30,       June 30,
                                                  2000           1999          2000
                                              ------------   ------------  --------------
Cost and expenses:
   Depreciation                                $    22,464    $     4,167    $    64,131
   Amortization                                        536            537          1,714
   Research and development, related party          24,090           --          376,996
   Officer's compensation                           28,129           --          103,129
   Impairment of investment in related party          --             --           50,000
   General and administrative                      115,734         97,036        537,580
                                               -----------    -----------    -----------
                                                   190,953        101,740      1,133,550
                                               -----------    -----------    -----------

Other Income (expenses)
   Interest income                                   4,154           --            4,770
                                               -----------    -----------    -----------

Net loss                                       $  (186,799)   $  (101,740)   $(1,128,780)
                                               ===========    ===========    ===========

Primary and diluted loss per common share      $      (.05)   $      (.04)          (.39)
                                               ===========    ===========    ===========

Weighted average common shares outstanding       3,836,338      2,836,854      2,889,563
                                               ===========    ===========    ===========


----------------------------------------------------------------------------------------

















             See accompanying notes and accountant's review report.

                                 FONECASH, INC.
                         (A Development Stage Company)
                  Statements of Change in Stockholders' Equity
           For the Period August 7,1997 (Inception) to June 30, 2000



                                                                                          Deficit
                                                    Common Stock          Additional    Accumulated
                                              -------------------------     Paid-in        from
                                                Shares        Amount        Capital      Inception
                                              -----------   -----------   -----------   -----------
Balances, August 7,1997 (Inception)                  --     $      --     $      --     $      --
   Common stock issued for services
   and costs advanced, valued at $.0001
   per share                                    2,000,000           200          --            --
   Common stock issued for services
      valued at $.15 per share                    200,000            20        29,980          --
   Net loss for the period                                                                  (61,404)
                                              -----------   -----------   -----------   -----------

Balances, December 31, 1997                     2,200,000           220        29,980       (61,404)

   Sale of common stock                           204,500            20        84,965          --
   Net Loss                                                                                 (95,211)
                                              -----------   -----------   -----------   -----------

Balances, December 31,1998                      2,404,500           240       114,945      (156,615)
   Sale of common stock                         1,098,505           110       837,160          --
   Services contributed by the president of
        the Company                                  --            --          60,000          --
   Common stock issued for services
       Valued at $.81 per share                   333,333            33       269,967          --
   Net loss                                                                                (785,366)
                                              -----------   -----------   -----------   -----------
   Balances, December 31, 1999                  3,836,338           383     1,282,072      (941,981)
      Net Loss for the period                                                              (186,799)
                                              -----------   -----------   -----------   -----------
Balances, June 30, 2000                         3,836,338           383     1,282,072   $(1,128,780)
                                              ===========   ===========   ===========   ===========








             See accompanying notes and accountant's review report.

                                 FONECASH, INC
                         (A Development Stage Company)
                            Statements of Cash Flow




                                                                 Six            Six        Aug. 7,1997
                                                             Months Ended   Months Ended  (Inception) to
                                                               June 30        June 30        June 30
                                                                 2000           1999           2000
                                                             -----------    -----------    -----------
Cash flows from operating activities
   Net loss                                                  $  (186,799)   $  (101,740)    (1,128,780)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation                                                 22,464          4,167         64,131
     Amortization                                                    536            537          1,714
     Cash surrender value of life insurance                        6,838           --          (10,894)
     Common stock issued for services                               --             --          360,200

     Changes in assets and liabilities:
       (Increase) in inventory                                   (28,311)          --          (73,454)
       (Increase) in prepaid expenses                               --          (25,585)       (25,000)
       (Increase) in utility deposit                                --             (250)          (250)
       Increase (decrease) in accounts payable                    (1,306)          (977)         8,484
       Increase (decrease) in amounts due to
          an officer/stockholder                                  (5,660)       (40,212)        20,926
                                                             -----------    -----------    -----------
       Net cash used in operating activities                    (192,238)      (164,060)      (782,923)
                                                             -----------    -----------    -----------


Cash flows from investing activities:
   Organization costs                                               --             --             (368)
   Purchase of property and equipment                             (9,788)       (25,000)      (134,788)
   Acquisition of patent rights                                     --           (5,000)        (5,000)
   Increase in notes receivable                                     --          (14,800)          --
   Investment in related company                                    --          (50,000)          --
   Deposit                                                          --         (325,000)          --
                                                             -----------    -----------    -----------
       Net cash used in investing activities                      (9,788)      (419,800)      (140.156)
                                                             -----------    -----------    -----------

Cash flow from financing activities:
   Proceeds from short-term debt                                  42,500           --           50,000
   Repayment of short term debt                                   (4,956)          --           (4,956)
   Proceeds from sale of common stock                               --          616,531        922,255
                                                             -----------    -----------    -----------
       Net cash provided by financing activities                  37,544        616,531        967,299
                                                             -----------    -----------    -----------

Net increase (decrease) in cash                                 (164,482)        32,671         44,220
Cash at beginning of year                                        208,702          9,628           --
                                                             -----------    -----------    -----------

Cash at end of period                                        $    44,220    $    42,299    $    44,220
                                                             ===========    ===========    ===========

Supplemental disclosure of noncash investing and financing
activities:
   Services contributed by the president of the Company      $      --      $      --      $    60,000
   Common stock issued for research and development costs    $      --      $      --      $   270,000
   Common stock issued for services and costs advanced       $      --      $      --      $       200
                                                             ===========    ===========    ===========



             See accompanying notes and accountant's review report.

                                 FONECASH, INC.
                         (A Development Stage Company)
                         Notes to Financial Statements

Note 1 - Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

The financial statements presented are those of FoneCash, Inc., a development stage company (the "Company"). The Company was incorporated under the laws of the State of Delaware on August 7, 1997. The Company has acquired the rights to market a patented electronic terminal that is used by retail merchants and in-home salespersons when payment is made with a credit or debit card. Revenues will be generated from sales of the terminals and from transaction charges to banks. No revenues have been earned as of June 30, 2000, but management anticipates sales to commence in September 2000 after real-time trials are performed with a select group of merchants and in-home salespersons.

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

Intangible Assets

Intangible assets consist of organization costs and patent rights. Intangible assets are amortized on a straight-line basis over five years. Amortization expense for the six months ended June 30, 2000 was $536.

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

Note 2 - Stockholders' Equity

Common Stock

Since the date of inception, the Company has issued 3,836,338 shares of common stock, which includes 2,000,000 shares that were issued to officers and directors of the Company for services and costs advanced, valued at $.0001 per share, 200,000 shares that were valued at $.15 per share, and 333,333 shares that were valued at $.81 per share. In 1999 the president of the Company contributed services to the Company valued at $60,000, as reflected in the statements of stockholders' equity and statements of operations (in addition to $31,000 received in cash).

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

Note 3 - Income Taxes

There is no provision for income taxes since the Company has incurred net operating losses. At June 30, 2000, the Company has net operating loss carry forwards of $1,092,664, which may be available to offset future taxable income through 2020. A deferred tax asset has not been recorded for the net operating loss carryforwards due to uncertainties as to the ultimate realization of the deferred tax asset.

Note 4 - Prepaid Expenses

Prepaid expenses consists of a payment of $25,000 on April 29,1999 for the cost of printing brochures containing product and company information. The printing costs will be charged to income as the brochures are distributed. No brochures have been distributed as of June 30, 2000.

Note 5 - Property and Equipment

Property and equipment consist entirely of a production mold purchased during the year ended December 31, 1999 for $125,000. The Company purchased additional molds in the amount of $9,788 during the six months ended June 30, 2000. The molds have an estimated useful life of 3 years and are depreciated using the straight-line method. Depreciation expense was $22,464 for the six months ended June 30, 2000.

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

Note 7 - Long -Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of carry amount or fair value less costs to sell.

Note 8 - Cash Surrender Value of Life Insurance

The variable universal life insurance policy carried on the life of the president of the Company has a cash value of $10,894 on June 30, 2000. There were no borrowings against the cash surrender value.

Note 9 - Note Payable

The Company has a bank line of credit with Fleet Bank, N.A. that provides short-term borrowings up to $50,000. Interest on advances is payable monthly at two and three quarters of one percent (2.75%) over the prime rate. The note payable to the bank is uncollateralized and is personally guaranteed by officers of the Company. There is an outstanding balance on the bank line of credit of $45,044 as of June 30, 2000

Note 10 - Related Party Transactions

The Company was indebted to an officer/stockholder for expenses advanced on behalf of the Company, in the amount of $20,926 at June 30, 2000. There are no specific terms for repayment.

In 1999 the president of the Company contributed services to the Company valued at $60,000, as reflected in the statements of stockholders' equity and statements of operations (in addition to $31,000 received in cash).

The Company leases its executive offices and storage facilities from the president of the Company under a month-to-month operating lease. Rent expenses was $10,000 for the six months ended June 30, 2000, $17,373 for the year ended December 31, 1999, and $32,485 for the periods prior to 1999.

The Company utilizes Advance Data Information Corporation ("ADI"), a Taiwan corporation owned by a director/shareholder of the Company, as its research and development laboratory. Research and development expenses under this arrangement totaling $24,090 charged to operations during the six months ended June 30, 2000.

The Company purchased 1,000,000 shares representing an 8% interest in Tradeandswap.com, Inc. ("Trade and Swap") for $50,000. A consultant of the Company is a shareholder and principal officer of Trade and Swap. Tradeandswap.com, Inc. is a privately-held corporation that facilitates barter and trade swaps for individuals and businesses over a proprietary Internet web site. The investment in Trade and Swap is carried at cost, as there is no readily available market for these shares. If an other-than-temporary impairment resulting from a decline in fair value in the investment shall be considered to have occurred, the cost basis shall be written down to fair value as a new cost basis and the amount of the write-down shall be included in earnings as a realized loss. During the year ended December 31, 1999, the Company has written its investment in Trade and Swap down to zero since no future benefit can be determined as Trade and Swap operates in a volatile industry and has no proven record of success. An impairment loss $50,000 has been reported in the Statement of Operations.

Note 11 - Consulting Agreements

On February 4, 1998 the Company entered into a consulting agreement with East Coast Entertainment, Inc. ("ECE") requiring payments of $50,000 per year in monthly installments once the Company attains gross revenues of $300,000.ECE will be assigned administrative duties including, but not limited to, publicity, advertising, public relations, investors relations programs, news releases, hiring of all necessary outside contractors for any specialized projects, printing and development of the Company's annual reports, preparation of any design, print or art work, camera ready art, distribution of reports and corporate releases to State and Federal securities agencies. ECE is entitled to $100,000 annually once the Company achieves $500,000 in gross revenues. ECE is entitled to participate in the Company's stock option plans and group health plans pursuant to the same terms that apply to all senior key executives and other employees of the Company. The agreement is renewable annually for a period of ten years. No expenses have been recognized under this arrangement for the six months ended June 30, 2000.

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

Note 12 - Contract for Deployment and Installation Services

Pursuant to a letter of intent dated June 5, 1999 between the Company and Fusion Capital Corp. ("Fusion"), a Florida corporation, the Company agreed to purchase a majority of the common stock of Fusion. The Company simultaneously issued a loan to Fusion of $37,000 to be granted in 10 installments of $3,700 from June 14,1999 through August 16,1999. Ten separate promissory notes of $3,700 were executed, each providing for interest at a rate of 6%, and each of the ten notes payable within 12 months from the date of issuance with the first payment due on June 14, 2000. The balance due on the notes of $37,990 as of December 31, 1999 includes accrued interest of $990.

In April 2000, the Company entered into negotiations with Fusion for deployment and installation services for the 500 terminals which the Company planned for its trials with merchants in order to prove its revenue concept. On May 1,2000, the Company and Fusion entered into a Contract for Deployment and Installation, whereby the principal balance of the notes totaling $37,000 was converted to an advance payment pursuant to the contract, as reflected in the statements of operations, and the accrued interest of $990 was written off.

Note 13 - Planned Acquisition

On June 19, 2000, the Company signed a letter of intent to acquire 50% of the stock of Fonecash.com Ltd. ("FoneCash Hong Kong"), a newly created Hong Kong company. Under the terms of the letter of intent, in exchange for its ownership interest, the Company will grant to FoneCash Hong Kong, an exclusive license in the Company's proprietary technology, referred to as the "FoneCash Terminal". The transaction is subject to carious terms and condition, including the execution of a definitive acquisition agreement, complete of due diligence and shareholder approval.


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

The Company incurred operating losses of $1,128,780 from Inception to June 30, 2000. The Company expects its accumulated deficit to grow for the foreseeable future as total costs and expenses increase due principally to increased marketing expenses associated with its plans to undertake manufacturing of its terminals in China and setting up its servers which are used in the processing of the credit and debit card data.

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

Results of Operation

General and administrative expenses during the three months ending June 30, 2000 were $115,734 as compared to $97,036 for the same period in 1999, representing an increase of 19 %. The increase during the six month period ending June 30, 2000 was primarily due to an expansion of the general operations of the Company, including legal, accounting, and printing associated with the filing of various documents with the Securities and Exchange Commission.

Officers compensation and related benefits during this six months was $28,129 and represented compensation to its president; there were no compensation expenses for the six months ended June 30,1999.

Balance Sheet Data

The Company's combined cash and cash equivalents totaled $44,220 for the period ending June 30, 2000. This is a increase of $1,921 from $42,299 for the period ending June 30, 1999.

The Company does not expect to generate a positive internal cash flow for at least the next nine months due to expected increases in spending for salaries and the expected costs of marketing and sales activities.

Property and equipment was valued at $70,657 for the period ending June 30, 2000 and this represents an increase of $28,311 for purchases of additional molds used the manufacturing of its products in Taiwan. The molds have a useful life of 3 years and are depreciated on a straight-line basis.

Part II     Other Information

Item 1      Legal Proceedings

            None

Item 2      Changes in Securities

            None

Items 3     Defaults upon Senior Securities

            None

Item 4      Submission of Matters to a Vote of Security Holders

            None

Item 5      Other Information

            On June 19, 2000, the Company signed a Letter of Intent with Universal Information Technology Limited ("UITL"), a company registered in Hong Kong, whereby the Company and UITL will created a new company, Fonecash.com Limited ("Fonecash Hong Kong"). The Company, in order to acquire 50% of the stock of Fonecash.com Limited ("Fonecash Hong

            Kong"), will grant to Fonecash.com Hong Kong, an exclusive license to the Company's proprietary technology, referred to as the "FoneCash Terminal". The transaction is subject to various terms and conditions including the execution of a definitive acquisition agreement, completion of due diligence and shareholder approval.

Item 6      Exhibits and reports on Form 8-K

            a.    Exhibit Index

            b.    Reports of Form 8-K

            The Company did not file any reports on Form 8-K during the quarter ended June 30, 2000.


Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned who is duly authorized to sign as an officer and as the principal officer of the Company.

Fonecash, Inc

By: /s/ Daniel E. Charboneau
    ---------------------------------------------------------
    Daniel E. Charboneau, Chairman/CEO

Date:  August 14, 2000
----------------------

Exhibit Index

Exhibit No:

10.1 Letter of Intent between FoneCash, Inc (USA) and Universal Information Technology Limited (HK).

27    Financial Data Schedule