Form 10QSB
period 2000-09-30
FONECASH INC
filed 2000-11-22
CIK 1082594

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   Form 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                                               ------------------

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
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

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

                                   Yes _X_  No__

         The number of outstanding shares of the registrant's Common Stock, par value $.0001 per share, was 3,861,338 on September 30, 2000.

                                 Fonecash, Inc.
                         Quarterly Report on Form 10-QSB
                   For the Quarter Ended on September 30, 2000

                                Table of Contents

Part I.           FINANCIAL INFORMATION

Item 1            Financial Statements (Unaudited)

                  Balance Sheets as of September 30, 2000 and December 31, 1999

                  Statements of Operations for Period Ending September 30, 2000

                  Statements of Cash Flow for Period Ending September 30, 2000

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

Part II           OTHER INFORMATION

                  Incorporated by reference to the Company's Form 10-SB, Amendment 3 registration statement, along with all exhibits, submitted on May 23, 2000

                               STEWART H. BENJAMIN
                       CERTIFIED PUBLIC ACCOUNTANT, P. C.
                              27 SHELTER HILL ROAD
                               PLAINVIEW, NY 11803
                            TELEPHONE: (516) 933-9781
                            FACSIMILE: (516) 827-1203





To the Board of Directors and Stockholders
FoneCash, Inc.
New York, New York

I have reviewed the accompanying balance sheets of FoneCash, Inc. (a development stage company) as of September 30, 2000 and December 30, 1999, and the related statements of operations, stockholders' equity and cash flows, for the nine months ended September 30, 2000 and 1999, and for the period from August 7, 1997 (inception), to September 30, 2000, in accordance with the statements on Standards for Accounting and Review Service, issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of FoneCash, Inc.

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

/s/ Stewart H. Benjamin
Certified Public Accountant, P.C.

Plainview, New York
November 21, 2000

                                  FONECASH, INC
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS

                                                              September 30        December 30
                                                                 2000                1999
Current assets:
   Cash                                                      $   15,572           $  208,702

   Inventory (Note 1)                                            80,054               45,143
   Prepaid expenses (Note 4)                                     25,000               25,000
                                                             ----------            ---------
                                                                120,626              278,845
                                                             ----------            ---------


Property and equipment, net (Note 5)                             59,425               83,333
                                                             ----------            ---------

Other assets:
   Organization costs, net (Note 1)                                 136                  190
   Patent rights, net (Note 6)                                    3,250                4,000
   Cash surrender value of life insurance (Note 8)                   --               17,732
   Deposits                                                         250                  250
                                                             ----------            ---------
                                                                  3,636               22,172
                                                             ----------            ---------
                                                             $  183,687           $  384,350
                                                             ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable                                          $    8,184           $    9,790
   Due to an officer/stockholder (Note 10)                       20,829               26,586
   Note payable (Note 9)                                         42,492                7,500
                                                             ----------            ---------
                                                                 71,505               43,876
                                                             ----------            ---------

Stockholders' equity(deficit): (Note 2)
   Preferred stock; $.0001 par value; authorized -
   5,000,000 shares; issued - none                                   --                   --
   Common stock; $.0001 par value; authorized -
   20,000,000 shares; issued and outstanding -
   3,836,338 shares                                                 386                  383
Additional paid-in capital                                    1,313,319            1,282,072
Treasury stock, 500 shares at cost                               (1,500)                  --
Deficit accumulated during the development stage             (1,200,023)            (941,981)
                                                             ----------            ---------
          Total stockholders' equity                            112,182              340,474
                                                             ----------            ---------

                                                             $  183,687            $ 384,350
                                                             ==========            =========


              See accompanying notes and accountant's review report

                                 FONECASH, INC.
                          (A Development Stage Company)
                            Statements of Operations

                                                           Nine               Nine           Aug. 7, 1997
                                                       Months Ended       Months Ended      (Inception) to
                                                       September 30,      September 30       September 30,
                                                           2000               1999                2000
                                                       -------------      ------------       -------------
Cost and expenses
   Depreciation                                          $  33,696          $   6,250         $    75,363
   Amortization                                                804                805               1,982
   Research and development, related party                  24,090                 --             376,996
   Officer's compensation                                   33,529                 --             108,529
   Impairment of investment in related party                    --                 --              50,000
   General and administrative                              170,487            282,748             592,333
                                                         ---------          --------          -----------
                                                           262,606            289,803           1,205,203
                                                         ---------          --------          -----------

Other Income (expenses)
   Interest income                                           4,564              3,382               5,180
                                                         ---------          --------          -----------

Net loss                                                 $(258,042)         $(286,421)        $(1,200,023)
                                                         =========          =========         ===========

Primary and diluted loss per common share                $    (.07)         $    (.06)               (.40)
                                                         =========          =========         ===========
Weighted average common shares outstanding               3,839,116          2,797,484           2,992,660
                                                         =========          =========         ===========
----------------------------------------------------------------------------------------------------------







             See accompanying notes and accountant's review report.

                                 FONECASH, INC.
                          (A Development Stage Company)
                  Statements of Change in Stockholders' Equity
         For the Period August 7,1997 (Inception) to September 30, 2000

                                                                                                                     Deficit
                                                                                 Additional     Treasury Stock     Accumulated
                                                        Common         Stock      Paid-in       --------------        from
                                                        Shares         Amount     Capital       Share   Amount      Inception
                                                       ---------       ------    ----------     -----  -------     ----------
Balances, August 7,1997 (Inception)                                              $                     $          $
   Common stock issued for services
   and costs advanced, valued at $.0001
   per share                                           2,000,000         200            --                                 --

   Common stock issued for services
      Valued at $.15 per share                           200,000          20        29,980
   Net loss for the period                                    --          --            --                            (61,404)
                                                       ---------         ---     ---------        ---  -------    -----------

Balances, December 31,1997                             2,200,000         220        29,980                            (61,404)

   Sale of common stock                                  204,500          20        84,965                                 --
   Net Loss                                                   --          --            --                            (95,211)
                                                       ---------         ---     ---------        ---  -------    -----------

Balances, December 31,1998                             2,404,500         240       114,945                           (156,615)
   Sale of common stock                                1,098,505         110       837,160                                 --
   Services contributed by the president of
        the Company                                           --          --        60,000                                 --
   Common stock issued for services
       Valued at $.81 per share                          333,333          33       269,967
   Net loss                                                               --            --                           (785,366
                                                       ---------         ---     ---------        ---  -------    -----------

   Balances, December 31, 1999                         3,836,338         383     1,282,072                           (941,981)
      Sale of common stock                                25,000           3        31,247                                 --
      Purchases of treasury stock                                                                 500   (1,500)
      Net Loss for the period                                                                                        (258,042)
                                                       ---------         ---     ---------        ---  -------    -----------
Balances, September 30, 2000                           3,861,338         386     1,313,319        500  $(1.500)   $(1,200,023)
                                                       =========         ===     =========        ===  =======    ===========



             See accompanying notes and accountant's review report.

                                  FONECASH, INC
                          (A Development Stage Company)
                             Statements of Cash Flow

                                                                   Nine                Nine           Aug. 7, 1997
                                                                Months Ended       Months Ended      (Inception) to
                                                                September 30       September 30       September 30
                                                                    2000               1999               2000
                                                                ------------       ------------       -------------
Cash flows from operating activities
   Net loss                                                       $(258,042)         $(286,421)        (1,200,023)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation                                                    33,696              6,250             75,363
     Amortization                                                       804                805              1,982
     Cash surrender value of life insurance                          17,732            (12,297)                --
     Common stock issued for services                                    --                 --            360,200
     Changes in assets and liabilities:
       (Increase) in inventory                                      (34,911)           (15,789)           (80,054)
       (Increase) in prepaid expenses                                    --            (25,000)           (25,000)
       (Increase) in utility deposit                                     --               (250)              (250)
       Increase (decrease) in accounts payable                       (1,606)             5,562              8,184
       Increase (decrease) in amounts due to an
             officer/stockholder                                     (5,757)           (13,074)            20,926
       Increase (decrease) in short-term loans                           --             (5,000)                --
                                                                  ---------          ---------          ---------
       Net cash used in operating activities                       (248,084)          (345,214)          (838,769)
                                                                  ---------          ---------          ---------
Cash flows from investing activities:
   Organization costs                                                    --                 --               (368)
   Purchase of property and equipment                                (9,788)           (25,000)          (134,788)
   Acquisition of patent rights                                          --             (5,000)            (5,000)
   Increase in notes receivable                                          --            (40,382)                --
   Investment in related company                                         --            (50,000)                --
   Deposit                                                               --           (271,400)                --
                                                                  ---------          ---------          ---------
       Net cash used in investing activities                         (9,788)          (391,782)          (140.156)
                                                                  ---------          ---------          ---------

Cash flow from financing activities:
   Proceeds from short-term debt                                     42,500                 --             50,000
   Repayment of short term debt                                      (7,508)                --             (7,508)
   Purchase of treasury stock                                        (1,500)                --             (1.500)
   Proceeds from sale of common stock                               (31,250)           727,757            953,505
                                                                  ---------          ---------          ---------
       Net cash provided by financing activities                     64,742            727,757            994,497
                                                                  ---------          ---------          ---------

Net increase (decrease) in cash                                    (193,130)            (9,239)            15,572
Cash at beginning of year                                           208,702              9,628                 --
                                                                  ---------          ---------          ---------

Cash at end of period                                             $  15,572          $     389          $  15,572
                                                                  =========          =========          =========

Supplemental disclosure of noncash investing and financing
 activities:
   Services contributed by the president of the Company           $      --          $      --          $  60,000
   Common stock issued for research and development costs         $      --          $      --          $ 270,000
   Common stock issued for services and costs advanced            $      --          $      --          $     200
                                                                  =========          =========          =========


             See accompanying notes and accountant's review report.

                                 FONECASH, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements

Note 1 - Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

The financial statements presented are those of FoneCash, Inc., a development stage company (the "Company"). The Company was incorporated under the laws of the State of Delaware on August 7, 1997. The Company has acquired the rights to market a patented electronic terminal that is used by retail merchants and in-home salespersons when payment is made with a credit or debit card. Revenues will be generated from sales of the terminals and from transaction charges to banks. No revenues have been earned as of September 30, 2000, but management anticipates sales to commence in December 2000 after real-time trials are performed with a select group of merchants and in-home salespersons.

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

Intangible Assets

Intangible assets consist of organization costs and patent rights. Intangible assets are amortized on a straight-line basis over five years. Amortization expense for the nine months ended September 30, 2000 was $804.

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

Note 2 - Stockholders' Equity

Common Stock

Since the date of inception, the Company has issued 3,861,338 shares of common stock, which includes 2,000,000 shares that were issued to officers and directors of the Company for services and costs advanced, valued at $.0001 per share, 200,000 shares that were valued at $.15 per share, and 333,333 shares that were valued at $.81 per share. In 1999 the president of the Company contributed services to the Company valued at $60,000, as reflected in the statements of stockholders' equity and statements of operations (in addition to $31,000 received in cash).

Treasury Stock

On August 7, 2000, the Company purchased 500 shares of its common stock for $1,500.

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

Note 3 - Income Taxes

There is no provision for income taxes since the Company has incurred net operating losses. At September 30, 2000, the Company has net operating loss carry forwards of $1,138,757, which may be available to offset future taxable income through 2020. A deferred tax asset has not been recorded for the net operating loss carryforwards due to uncertainties as to the ultimate realization of the deferred tax asset.

Note 4 - Prepaid Expenses

Prepaid expenses consists of a payment of $25,000 on April 29,1999 for the cost of printing brochures containing product and company information. The printing costs will be charged to income as the brochures are distributed. No brochures have been distributed as of September 30, 2000.

Note 5 - Property and Equipment

Property and equipment consist entirely of a production mold purchased during the year ended December 31, 1999 for $125,000. The Company purchased additional molds in the amount of $9,788 during the nine months ended September 30, 2000. The molds have an estimated useful life of 3 years and are depreciated using the straight-line method. Depreciation expense was $33,696 for the nine months ended September 30, 2000.

Note 6 - Patent Rights

On November 1, 1997 the Company entered into a license agreement with Thomas J. Ulrich. Under this agreement the Company will acquire an exclusive license under the licensor's patent rights for U.S. patent number 4,803,719, pertaining to telephone line powered applications, for the primary purpose of utilizing the licensor's invention through sales of products and services. The Company is required to make payments of $30,000 for a non-refundable license execution fee based upon capital funding, and for royalties based upon gross sales of all licensed products sold. As of September 30, 2000 a license execution fee of $5,000 was capitalized and is being amortized over the remaining life of the patent of 5 years. The balance of the license execution fee of $25,000 is due upon funding of an Initial Public Offering or other financing exceeding $500,000. The agreement also provides for a royalty of 3% of the gross sales of all licensed products and an annual minimum fee of $10,000 in 2000 and $20,000 for each year thereafter. In addition, minimum sales revenues of $500,000 for the year 2000 to a total of $2 million in sales after the year 2003 and thereafter were agreed to.

Note 7 - Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the of the assets. Assets to be disposed of are reported at the lower of carry amount or fair value less costs to sell.

Note 8 - Cash Surrender Value of Life Insurance

The variable universal life insurance policy carried on the life of the president of the Company has a cash value of $0 on September 30, 2000. There were no borrowings against the cash surrender value.

Note 9 - Note Payable

The Company has a bank line of credit with Fleet Bank, N.A. that provides short-term borrowings up to $50,000. Interest on advances is payable monthly at two and three quarters of one percent (2.75%) over the prime rate. The note payable to the bank is uncollateralized and is personally guaranteed by the officers of the Company. There is an outstanding balance on the bank line of credit of $42,492 as of September 30, 2000

Note 10 - Related Party Transactions

The Company was indebted to an officer/stockholder for expenses advanced on behalf of the Company, in the amount of $20,829 at September 30, 2000. There are no specific terms for repayment.

In 1999 the president of the Company contributed services to the Company valued at $60,000, as reflected in the statements of stockholders' equity and statements of operations (in addition to $31,000 received in cash).

The Company leases its executive offices and storage facilities from the president of the Company under a month-to-month operating lease. Rent expenses was $15,973 for the nine months ended September 30, 2000, $17,373 for the year ended December 31, 1999, and $32,485 for the periods prior to 1999.

The Company utilizes Advance Data Information Corporation ("ADI"), a Taiwan corporation owned by a director/shareholder of the Company, as its research and development laboratory. Research and development expenses under this arrangement totaling $24,090 charged to operations during the nine months ended September 30, 2000.

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

Note 11 - Consulting Agreements

On February 4, 1998 the Company entered into a consulting agreement with East Coast Entertainment, Inc. ("ECE") requiring payments of $50,000 per year in monthly installments once the Company attains gross revenues of $300,000.ECE will be assigned administrative duties including, but not limited to, publicity, advertising, public relations, investors relations programs, news releases, hiring of all necessary outside contractors for any specialized projects, printing and development of the Company's annual reports, preparation of any design, print or art work, camera ready art, distribution of reports and corporate releases to State and Federal securities agencies. ECE is entitled to $100,000 annually once the Company achieves $500,000 in gross revenues. ECE is entitled to participate in the Company's stock option plans and group health plans pursuant to the same terms that apply to all senior key executives and other employees of the Company. The agreement is renewable annually for a period of ten years. No expenses have been recognized under this arrangement for the nine months ended September 30, 2000.

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

Note 12 - Contract for Deployment and Installation Services

Pursuant to a letter of intent dated June 5, 1999 between the Company and Fusion Capital Corp. ("Fusion"), a Florida corporation, the Company agreed to purchase a majority of the common stock of Fusion. The Company simultaneously issued a loan to Fusion of $37,000 to be granted in 10 installments of $3,700 from June 14,1999 through August 16,1999. Ten separate promissory notes of $3,700 were executed, each providing for interest at a rate of 6%, and each of the ten notes payable within 12 months from the date of issuance with the first payment due on June 14, 2000. The balance due on the notes of $37,990 as of December 31, 1999 includes accrued interest of $990. Discussions of the proposed acquisition have commenced, but no definitive terms have been agreed upon.

When the notes were first issued in June,1999, payment of principal and interest on the notes was due six months later with the first note due December 14,1999.Re-negotaition of the payment dates took place in November 1999, and the Company agreed in December 1999 to extend the due date of the principal and interest on these notes for 12 months with the first note due on June 14, 2000. Therefore, for the period ending March 31, 2000, no payment of the principal or interest had been made. The terms of this receivable were extended but nor written down.

In April 2000, the Company entered into negotiations with Fusion for deployment and installation services for the 500 terminals which the Company planned for its trials with merchants in order to prove its revenue concept. The Company requested Fusion to estimate the cost for the deployment and installation of 500 terminals. Fusion replied that it would undertake these services in exchange for converting the principal and interest on the promissory note and that would be a fixed cost contract. Since the Company has made its own estimate for the cost of these services to $72.50, the Company agreed to convert the notes from a loan to an advance pursuant to a contract for Deployment and Installation which was signed on May 1, 2000. By converting the note payable to cover the cost of deployment and installation, the cost per unit was $74.00 (which amount is included in general and administrative expenses in the Statement of Operations.) The Company, however, elected to write off the interest of $990 that had accumulated at the period ending December 31, 1999

Note 13 - Planned Acquisition

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

On July 3, 2000, the National Association Of Securities Dealers (NASD) approve the Company's stock for public trading under the symbol FCSH on the Over the Counter Bulletin Board. (OTC:BB)

The Company incurred operating losses of $258,042 from Inception to September 30, 2000. The Company expects its accumulated deficit to grow for the foreseeable future as total costs and expense increases due principally to increased marketing expenses associated with its plans to undertake manufacturing of its terminals in China and setting up its servers which are used in the processing of the credit and debit card data.

General

The Company has developed, under an exclusive license agreement with a holder of a U.S. Patent, a system of processing credit cards for an under served community of mobile merchants and in-home salespersons consisting of a terminal and a system of computers, utilizing established communications networks, both wired and wireless, for processing the data from credit and debit cards.

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

Results of Operation

General and administrative expenses during the nine months ending September 30, 2000 were $170,487 as compared to $282,748 for the same period in 1999, representing an decrease of 39.7%. The decrease during the nine month period ending September 30, 2000 was primarily due to reduction of overhead in the general operations of the Company, including less expenses for legal, accounting, and printing associated since the filing of the registration of shares with the Securities and Exchange Commission were completed.

Officer compensation and related benefits during this nine months was $5,757 compared to $13,074 at the end of September 30,1999 and represented compensation to its president.

Balance Sheet Data

The Company's combined cash and cash equivalents totaled $15,572 for the period ending September 30, 2000. This is a decrease of $193,1340 from $208,702 for the period ending September 30, 1999.

The Company does not expect to generate a positive internal cash flow for at least the next nine months due to expected increases in spending for salaries and the expected costs of marketing and sales activities.

Property and equipment was valued at $59,425 for the period ending September 30, 2000 and this represents purchases of additional molds used the manufacturing of its products in Taiwan. The molds have a useful life of 3 years and are depreciated on a straight-line basis.

Part II     Other Information

Item 1      Legal Proceedings

            None

Item 2      Changes in Securities

         During this period, the Company sold a total of 25,000 shares of common stock pursuant to regulation S of the Securities Act of 1933, as amended to one non-U.S. investor for a total of $31,250. The holding period for these securities is one year.

  Shares Issued to:                Class of Shares                    Amount
  -----------------                ---------------                    ------
   Hsu, Yu-Chiung                     Common                          25,000

         On September 21, The Company registered on Form S-8 a total of 800,000 shares of it common stock to be issued to a consultant in the United Kingdom upon exercise of options granted at $0.75 per share as compensation for services rendered pursuant to his consulting agreement in which the consultant will seek a licensee for the Company's technology. As of the date of this Report, none of the options have been exercised and, therefore, no shares have been issued.

Items 3     Defaults upon Senior Securities

            None

Item 4      Submission of Matters to a Vote of Security Holders

            None

Item 5      Other Information

Item 6      Exhibits and reports on Form 8-K

a.       Exhibit Index

b.       Reports of Form 8-K

         The Company did not file any reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned who is duly authorized to sign as an officer and as the principal officer of the Company.

                                        Fonecash, Inc

                                        By: /s/ Daniel E. Charboneau
                                            ------------------------------------






Date: September 21, 2000