Form 10KSB
period 2000-12-31
FONECASH INC
filed 2001-04-17
CIK 1082594

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20546

                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year Ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission  File  No.:     0-30536
                       ---------------


                                 FONECASH, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


DELAWARE                                                           22-3530573
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF          (I.R.S.  EMPLOYER  IDENTIFICATION  NO.)
 INCORPORATION OR ORGANIZATION)


              90 PARK AVENUE, SUITE 1700, NEW YORK, NEW YORK  10016
--------------------------------------------------------------------------------
       (Address of principal executive offices)             (Zip Code)


Issuer's  telephone  number (212) 984-0641
                            --------------


SECURITIES  TO  BE  REGISTERED  UNDER  SECTION  12(B)  OF  THE  ACT:

None

SECURITIES  REGISTERED  UNDER  SECTION  12(G)  OF  THE  ACT:

COMMON  STOCK,  par  value  $.0001  per  share

Indicate  by  check  mark  whether  the  registrant:  (1)  has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  Yes[ X ]  No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

Registrant's  revenues  for  its  most  recent  fiscal  year:

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of March 31, 2001 was approximately $1,650,343 (for purposes of the foregoing calculation only, each of the registrant's officers and directors is deemed to be an affiliate).

There were 10,601,372 shares of registrant's Common Stock outstanding as of April 16, 2001.

Documents  incorporated  by  reference:  None

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes [ ] No [X]

                                   FORM 10-KSB
                                TABLE OF CONTENTS

                                     PART I


ITEM  1      DESCRIPTION  OF  BUSINESS

ITEM  2      DESCRIPTION  OF  PROPERTY

ITEM  3      LEGAL  PROCEEDINGS

ITEM  4      SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

                                     PART II


ITEM  5      MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

ITEM  6      MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF OPERATION

ITEM  7      FINANCIAL  STATEMENT

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                    PART III


ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

ITEM  10     EXECUTIVE  COMPENSATION

ITEM  11     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT.

ITEM  12     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

ITEM  13     EXHIBITS  AND  REPORTS  ON  FORM  8-K

ITEM  1.  BUSINESS

     FoneCash, Inc. (the "Company") was incorporated under the laws of the State of Delaware on August 7,1997 and is engaged in the payment processing of transactions for banks and their merchants through its patented terminals and proprietary system. The Company has developed a wired and wireless gateway to convert consumers' credit and debit card information collected by mobile merchants into a format that can be processed by banks. The Company acts as a payment system service provider between banks, mobile merchants and their customers. The Company charges merchants a fixed transaction fee to process their payments.

     The Company remains in development stage has no operating revenues to date. It is still in the process of acquiring additional funds, training personnel, manufacturing its products, and developing its markets.

     The Company incurred operating losses of $1,839,349 from Inception to December 31, 2000. The Company spent a total of $374,056 on Research and Development from Inception to December 31, 2000. The Company expects its accumulated deficit to grow for the foreseeable future.

THE  COMPANY'S  OPERATIONS  TO  DATE

     The Company has developed a system of processing credit cards for an under served community of low volume merchants and in-home salespersons consisting of a terminal and a system of computers, utilizing established communications networks, both wired and wireless, for processing the data from credit and debit cards.

     Terminals are electronic collectors of credit and debit data from the magnetic stripe on cards. In the case of debit and credit cards the fonecash system is designed to collect the data from the magnetic stripe when a merchant accepts the card for payment of goods or services. This data is transmitted to processors where the validity of the card number is confirmed and the amount of the purchase is authorized to the cardholder's account. Settlement occurs when the collected and stored data is sent to the card issuing bank which charges the customer's account and electronically deposits payment in the merchant's bank account, usually within 24 - 48 hours.

     The Company intends to market a product line and a complete processing system that is high quality and simple to operate, because the Company, and not the individual merchant, takes the responsibility for closing the day's receipts and uploading the data to a third party payment processor, such as Paymenttech, Visanet, or First Data Resources, for settlement which results in payments being deposited in the merchants' bank account within 48 hours. Because the Company, not only provides a terminal, but also, provides a service that facilitates the collection of daily payment receipts, and transmits these electronic receipts for payment and deposit of funds to each merchant, the Company believes that it will be able to compete with the current makers of terminals, who only sell terminals, but also with payment processors who only support terminals which transmit credit card data to them only after the merchant has manual collected the day's electronic receipts which are then transmitted to the payment processor.

     The Company has never operated under any other name, nor has it ever been involved with any bankruptcy, receivership or similar proceeding or engaged in any material reclassification, merger, consolidation, or purchase or sale of assets.

     Much of the Company's effort from inception to the present has been focused on the design and engineering of the products, and the making of molds for the volume manufacturing process. The Company has completed the manufacture of 1000 terminals with another 5000 in process which are expected to be sold to potential customers. Before manufacturing, testing for Federal Communications Commission (FCC) approval was completed and the Company's terminals are certified for Parts 15 and 68 of the FCC Rules & Regulations (Code of Federal Regulations, 47, Parts 15 & 68) which pertain to all devices that are attached to the telephone network in the United States. Although the Company has sold none of its products during this development stage, the terminals are now ready to be sold.

PAYMENT  PROCESSING

The  Industry

     The industry is generally referred to as the transaction payment industry and is divided into two major segments. In one segment are the manufacturers of hardware, known as terminals, which are electronic devices for capturing the data from some medium, such as a magnetic stripe on a plastic card, or from data stored on a microchip embedded on a plastic card.

     In the other segment of this industry are the transaction payment processors, such as First Data Corporation (FDC), Paymentech, Nova Information Systems and several other smaller processors, who, when the data from these terminals is transmitted to their computers by wired or wireless transmission, verify the card as being valid and authorize the purchase for the specific amount indicated by the merchant.

The  Verification,  Authorization  and  Settlement  Process

     When a consumer presents a Visa or Mastercard to a merchant in payment for goods or services, the clerk swipes the card through an electronic terminal that connects by phone lines to a card processor (FDR, Paymentech, or others) whose servers access the Visa/Mastercard network to get verification that the card is valid and to get authorization for the amount to be charged to the cardholder so that the amount does not exceed the cardholder's credit limit. If the authorization transaction succeeds, the cardholder's bank that issued the credit card will put a "hold" for the purchase amount so that, when the settlement or deposit transaction takes place, the funds will be available to pay the merchant. An approval number is generated and the merchant has the cardholder sign a receipt which is kept on file by the merchant for up to six years.

     Settlement can take place at any time, but typically, it is done at the end of the merchant's workday. All the credit card transactions since the last settlement period will be communicated to the payment processor's servers over a phone line. The payment processor submits a "Deposit Transaction" through the Visa/Mastercard network, in effect debiting the amount of the purchase from the cardholder's card issuing bank and depositing these funds into the merchant's sponsoring bank. It all takes place in minutes or seconds depending on the transactions to be settled.

THE  FONECASH  TECHNOLOGY

     Currently there are two models of the fonecash terminal, one a desk model and another is a hand-held model which are manufactured by Yue-Shoung, Ltd. in Taiwan, and available for sale by the Company unlike any similar terminal in the market. Fonecash terminals operate on a different system than the terminals currently sold by its competitors, utilizing an Interactive Voice Response (IVR) network which means that the merchant is being prompted through the various steps involved in taking credit cards for payment of goods and services and connected to the Company's servers which uses commercially available software developed and certified to connect to various payment processors, such as First Data Resources and Paymentech, who then, connect to the Visa/ Mastercard networks for verification, authorization and settlement services. The process of verification, authorization and settlement is the same for the Company's system, except that the Company's servers are in-between the Company's terminals and the payment processor's servers. The Company believes that this will eliminate the resistance of the payment processors to certifying new terminals because their servers do not "see" what terminal is transmitting data; all their servers see is a stream of data from another server (computer). The Company's system is intended to capture the transactions of small merchants onto its servers and bundle the transactions together for settlement so that the volume is greater and thus become more attractive to the payment processors because of the increased transactions which translated into a rise in revenues.

COMPETITION

     The Company does not believe that it faces competition from existing manufacturers or payment processors which operate in the traditional transaction processing industry because those companies are not interested in low volume merchants, and low volume merchants resist the cost related to automated terminals. The Company intends to target the very segment of the market which these companies neglect because of their low volume. Management believes that the fonecash system's simplicity and ease of operation will make it attractive to these merchants even if they are able to obtain service from the larger companies offering terminals and payment processing services. Moreover, the Company knows of no other companies planning to target this market niche or which offer both terminals and payment processing services under one system.

Terminal  Manufacturers

     According to The Nilson Report, a bi-monthly publication of the credit payment systems industry, in Oxnard, California, the leader among the terminal makers is Verifone, a U.S. based company, publicly held and, since 1997, part of Hewlett-Packard. It is generally conceded that Verifone has market share of 65% of the terminal market worldwide, based upon delivery and installation of products.

     Hypercom was founded in Australia, has a U.S. base in Phoenix, Arizona and is a privately held company. Management believes Hypercom is the second largest maker of on-line stationary terminals with approximately 16% share of the market for sale and installation of these electronic devices.

     Lipman is an Israeli based maker of terminals and, since 1995 has gained some 10 per cent of the market for sales of these terminals.

     Dassault and Ingenico are both French companies and, along with some other makers, such as Goldstar of South Korea, make a line of terminals used mostly in these companies respective domestic markets. The Company believes their sales amount to no more than 10,000 units a year. These three makers, along with all the other smaller firms, amount to 9% of the market for terminals.

PAYMENT  PROCESSORS  -  BARRIERS  TO  ENTRY

     All credit cards transactions must be cleared through a transaction payment processor, and all automatic credit card terminals which connect directly to the computers of the transaction payment processors must be certified by the transaction processor. Certification involves testing the capabilities of the terminal software by repeated transmission of test data which simulate real transactions, in order to prove to the transaction processor that the terminal software is compliant with all requirements of the processor's computer system. Transaction processors are not anxious to fully certify and support new transaction equipment because it is expensive to provide customer assistance to a large number of terminal models. Every piece of newly certified terminals translates to higher training cost for their customer service personnel and, therefore, they try to stick with one piece of equipment.

Strategies  to  Overcome  Barriers  to  Market

     The Company believes that the resistance of the transaction processors to the introduction of new terminals is overcome because the fonecash terminal is not supported by the processor but by the Company. The processor merely receives a stream of data in digital form from the Company's computers for the benefit of low volume merchants with merchant account numbers who would not be utilizing the processors because of the lack of an electronic terminal. These low volume merchants represent an enlarged customer base for the processors, acquired with very little effort or expense on their part.

     In addition to a different method of handling the processing of data, the Company makes a line of products that are simple in design; do not need an external power source and are as easy to operate as an ordinary telephone. The combination of these factors the Company believes are sufficient to overcome opposition from the established payment processors and the resistance of low volume merchants to the purchase of more expensive equipment and services.

RISKS  FROM  COMPETITORS

     Even though the Company believes it has strategies to overcome barriers to entry into this industry and that it has no direct competitors in its specific market, the terminal manufacturers and the payment processors have longer operating histories and significantly greater financial, technical, marketing and other resources than the Company. Many of these companies have extensive customer bases and strong customer relationships that they could leverage, including relationships with the Company's potential customers. These companies also have significantly more established customer service organizations than the Company will be able to develop. In addition, these companies may adopt aggressive pricing policies. There can be no assurances that the Company will be able to counter the impact or the level of the pricing.

EMPLOYEES

     The Company employs three full time employees in the United States, three employees in Shanghai, China and 14 engineers in Kaoshiung, Taiwan who are engaged in development of the Company's products as well as its software and operating system.

THE  TARGET  MARKET

     The Company believes that the following four potential markets for its products and system will experience the highest benefit and, therefore, these potential markets are the first priority for the Company's future sales efforts. While the Company has sold none of its products or services into these markets, the Company believes that the benefits of its products and services will increase the potential of sales to these specific targets.

     1. M-COMMERCE. The Company anticipates that a large market for the fonecash terminal will be the traveling sales representative. fonecash is portable and ideal for this application. The salesperson carrying this unit could be selling cosmetics, household products, insurance policies, encyclopedias or a number of other items. After a demonstration of products or an explanation of services, the in-home salesperson could accept payment by credit or debit card by merely attaching the fonecash terminal to the standard telephone. While the Company has not sold any of its products to in-home sales persons, it believes that use of the fonecash terminal by in-home salespersons represents a significant potential.

     2. HOME INSTALLED UNIT. The Company believes that new programs such as secure Pay Per-View TV, home banking, home shopping clubs, groceries delivered to the home, restricted Internet access, payments of income taxes, and a variety of other programs, that demand some form of pre-payment will become increasingly prevalent. Payment by means of a verified and authorized credit card will be available through the fonecash terminal. The telephone system is the largest wide area network (WAN) in the world and its use in connecting to almost every merchant gives the fonecash terminal the capability to act as a payment device for most any service. The fonecash terminal is user installed, cheap enough to be considered a give-away item, and will be positioned to address multiple markets because its Interactive Voice Response (IVR) system which will be installed on computers will be designed to handle up to thousands of separate customers. Payment using a terminal is superior to speaking the credit card number to a merchant on the telephone because one is not revealing the credit card number to a unknown person, thus avoiding one of the ways credit card numbers are stolen and sold to thieves who can use the data to make purchases or sell the data to others who will use the credit card fraudulently.

     3. PRE-PAY CALLING CARD ACTIVATION. The Company believes that the pre-pay telephone calling card market has been evolving for years and that such cards are now used widely in developed countries. In the United States, pre-pay telephone calling cards are often sold behind the counter at small merchant locations such as neighborhood 7/11 or gas station convenience stores. Since the cards are delivered ready to be used by anybody, this has created the problem for the merchant who has to protect these cards from being stolen and therefore has to keep the cards behind the counter out of sight of the potential customers. The better arrangement would be to have the card located on stands throughout the store instead of behind the counter. The fonecash terminal solves this problem. When installed on the merchant's telephone line, the fonecash terminal allows the merchant to swipe the telephone card after it has been purchased and activate the card by swiping it through the fonecash terminal. This advantage means the merchants can place cards anywhere in the store knowing they are useless plastic until activated by the terminal. The use of the fonecash terminal to activate cards also gives the provider other unique advantages such as tracking sales, recharging cards on the fly, credit card purchases for cards, credit card authorization services, and many other new services.

     4. LOW VOLUME MERCHANTS These are merchants with fewer than 20 credit card transactions a month. These merchants have the ability to take credit cards in payment for purchase of goods and services because various banks have opened up merchant bank accounts for these merchants. These merchants, however, have no electronic transaction terminal. These merchants take credit card transactions by making a paper impression of the card, then, after having the cardholder sign a receipt, they take these paper receipts to a bank where they are then processed with the funds being received in the merchant's account 4-5 days later. The process is long and the delay in depositing the funds causes serious cash flow problems for the merchant. Because the Company makes and will market a high quality, simple to operate terminal, it anticipates that it will be able to attract many of these low volume merchants who are seeking a fast, simple and easy to operate solution to their processing needs.

The  Company's  Future  Strategy

     The Company's goal is to establish itself as a prominent force in the automated transaction industry by pursuing the following strategies:

     - Develop other markets for transaction automation, such as in-home sales and the home market, wireless transmission and accessing Social Security benefits and payment of income taxes.

     - Target the low volume, paper based merchants which the Company estimates number approximately 1.3 million accounts by some 83 banks and financial institutions in the United States.

     - Develop opportunities for transaction automation in the international payment processing market, which the Company believes, is largely untapped and potentially larger than the U.S. market.

     - Entering new segments of the payment processing market by developing terminals for in-home use to transfer money onto pre-pay telephone cards.

Management of the Company believes that the foregoing factors are the key elements of its operational strategy.

SOURCES  OF  REVENUES

     Through December 31, 2001, the Company had received no revenues from operations nor has it sold any of its products. If the Company can realize its goals as set forth above, revenue could potentially come from fees that merchants and banks would pay to the Comp any for its terminals and use of its processing system.

MANUFACTURING

     The manufacturing of the Company's products is done by Yue-Shoung, Ltd. an electronic manufacturer of telephones and telephone equipment, located in Taiwan, with revenues of $250 million in 1998. This supplier makes a line of electronic products, including touch screen displays, close-circuit video security systems, video telephones and similar electronic products. The Company has no relationship with Yue-Shoung other than as supplier to buyer, nor is there a contractual relationship of any kind. Manufacturing is done under a purchase order issued to Yue-Shong by Advance Information Data (AID), Taiwan, which terms of payment are one-third cash deposit at the start of making the mold for production of the plastic housing; one-third cash payment at the start of the production run, and one-third cash payment at the completion and inspection of the final product. The Company reimburses ADI for payment made under its existing agreement with ADI for consulting and procurement services.

MARKETING  STRATEGY

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

     The Company intends to engage a firm in 2000 to create promotional brochures regarding the Company's terminals and services, emphasizing price, quality and support services. This material is expected to be sold at cost to distributors to be used in their sales presentation. Annually, the Company plans to participate in 4 to 6 forums and exhibitions, such as the Retail Merchants' Show, the Debit Forum, the American Bankers' Association, the Fraud and Security Forum, the COMDEX show, where wireless products and innovative computer and telecommunication products are presented, and the Food and Restaurant exhibition. The Company also intends to engage a firm to design and place advertisements in several of the industry's leading publications, including Credit Card Management, the Blue Book Directory of the Credit Card Industry and P0S News, a monthly publication from Faulkner & Gray, a publisher in New York.

     The Company's own marketing executives also intend to visit executives and decision makers among the banks and processors. At this level, cost and performance are top priorities, as banks are looking for solutions to overhead and insisting that any change results in increased profits. At this time, the Company intends to focus on marketing only one core product that it strongly believes is needed and wanted by banks that have a problem with the cost of processing paper receipts.

     In addition, the Company often faces additional competitive factors in foreign countries including, preferences for national makers of terminals, difficulties in obtaining necessary certifications and government tariff policies. Finally, the Company believes that it will need to continue to introduce products containing enhanced features and additional application software programs in order to remain competitive. There can be no assurance that the Company will he successful.

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

ADDITIONAL  RISKS  FACTORS

     An investment in the Company's common stock involves a high degree of risk. Investors should consider the following risk factors and the other information in this registration statement carefully before investing in the Company's common stock. The Company's business and results of operations could be seriously harmed if any of these risks actually happen.

THE  COMPANY'S  LIMITED OPERATING HISTORY MAY PREVENT IT FROM ACHIEVING SUCCESS.

     The Company's inception date was August 1997. It has a limited operating history, which may prevent it from achieving success. The Company's has never had revenues and it operating profits are unproven. It will encounter challenges and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets. Chief among these challenges and difficulties are:

1.   persuading  banks  to  outsource  their  paper-based  merchant  accounts;

2. finding and hiring personnel with an expertise in computer software and hardware technology;

3.   banking;

4.   credit  card  processing.

     The Company may fail to address any of these challenges and the failure to do so would seriously harm the Company's business and operating results. It has limited insights into trends that may emerge and affect the Company's business.


THE  COMPANY  HAS  INCURRED  LOSSES  AND  EXPECTS  FUTURE  LOSSES

     The Company has experienced operating losses in each period since inception and expects to incur losses in the future. On December 31, 2000, the Company had an accumulated deficit of $1,839,349. The Company expects to increase its operating expenses. As a result, the Company will need to achieve revenues and profits. The Company's failure to achieve revenues would seriously harm the Company's business and operating results. In fact, the Company may not have any revenue growth.

FUTURE  OPERATING  RESULTS  WILL  LIKELY  FLUCTUATE

     The Company's quarterly operating results will likely vary significantly in the future. As a result, period-to-period comparisons of the Company's operating results will not be meaningful and should not be relied upon as indicators o the Company's future performance. In the future, the Company's operating results may be below the expectations of securities analysts and investors. The Company's failure to meet these expectations would likely depress the market price of the Company's common stock. To date, the Company has not had sufficient operating results to gauge any period-to-period fluctuations. In the future, he company expects to receive revenues from one-time initiation fees when banks and merchants connect to the company's system and from ongoing fees that will be fixed amount per transaction. The revenues received in any period will vary with the number a size of transactions that are processed through the Company's system. The Company may be able to add to its number of bank and merchants by increasing its marketing efforts and thereby expand the overall number of transactions and generate more transaction fees. However, its ability to add banks and merchants will depend in part upon the speed with which the wish to begin transacting business over the Company gateway system.

THE  COMPANY  DEPENDS  ON  THE  GROWTH  OF  ITS  CUSTOMER  BASE

     The Company's success is substantially dependent on the growth of its customer base of merchants and banks that use its products and system. If the Company fails to develop a customer base sufficient to ensure profits, its business and operating prospects would be seriously harmed. The Company's ability to attract customers will depend upon on a variety of factors, including the price and the quality of the Company's service as well as the Company's ability to market its products and services effectively.

THE  COMPANY  NEEDS  TO  DEVELOP AND EXPAND ITS SALES AND MARKETING CAPABILITIES

     The Company needs to expand its marketing and sales operations in order to increase market awareness of the Company's services and generate revenues. Competition for qualified personnel is intense, however, and the Company may not be able to hire enough qualified individuals in the future. The Company services require sophisticated sales effort targeted at senior management of banks and other potential customers. The Company has no assurance that it will be able to attract or hire the qualified personnel that it needs.

THE  COMPANY'S  INTENDED  MARKETS  ARE  HIGHLY  COMPETITIVE

     The Company's intended markets are new, rapidly evolving and highly competitive, md it expects this competition to persist and intensify in the future. The Company's failure to maintain and enhance its competitive position could seriously harm its business and operating prospects. It will encounter competition from a number of sources.

     The Company's competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than the Company Many of these competitors have extensive customer bases and strong customer relationships that they could leverage, including relationships with the Company's current and potential customers. These competitors also have significantly more established customer service organizations than the Company does. In addition, these competitors may adopt aggressive pricing policies.

THE  COMPANY  NEEDS  TO  DEVELOP AND EXPAND ITS SALES AND MARKETING CAPABILITIES

     The Company needs to expand its marketing and sales operations in order increase market awareness of the Company's services and generate increased revenues. Competition for qualified sales personnel is intense, however, and :he Company may not be able to hire enough qualified individuals in the future. Company plans to establish marketing offices in other U.S. and Asian locations during 2001, and thereafter in Europe and South America by 2002. One office will be opened in each region initially, and additional offices will be opened if demand requires. The Company's services require sophisticated sales efforts targeted at senior management of the Company's prospective customers, which are principally banks and large international conglomerates. The Company has only been marketing its services since late 2000.

THE  COMPANY  MUST  RETAIN  AND  ATTRACT  KEY  PERSONNEL

     The Company's success depends largely on the skills, experience and performance of the members of its senior management and other key personnel. The Company needs employees with knowledge of the credit card processing industry, Internet and computer technology, banking, and Internet security procedures. In the future, the Company's growth will depend upon its ability to attract and retain key management personnel.

RELIANCE  ON  KEY  PERSONNEL

     The Company considers Daniel E. Charboneau and Dr. John Wu to be key employees. The loss of either of them could seriously harm the Company's business. The Company does maintain key man insurance on Mr. Charboneau and is in the process of establishing a policy for Dr. Wu. and, while these policies will protect the assets of the business , the loss of either of these employees will add a significant burden to the Company's future prospects.

THE  COMPANY  DEPENDS  ON  CONTINUED  GROWTH  OF  M-COMMERCE

     Rapid growth in the use of wireless devices has occurred only recently. As result, acceptance and use may not continue to develop at historical rates and a sufficiently broad base of merchants may not adopt, and use the mobile terminal and other processing services.

THIN  PUBLIC  MARKET  FOR THE COMPANY'S COMMON STOCK;  STOCK PRICE MAY FLUCTUATE

     The Company's common stock is sometimes very thinly traded. Its trading price may not be an accurate reflection of the Company's value. The market price of the Company's common stock may fluctuate significantly in response to a number of factors, some of which (such as interest rates, general economic conditions and trading multiples of comparable companies) are beyond the Company's control, and some of which (such as operating results and announcements of new products) are within the Company's control.

FUTURE  SALES  OF  SHARES  COULD  AFFECT  THE  COMPANY'S  STOCK  PRICE

     If the Company's stockholders sell substantial amounts of the Company's common stock in the public market, the market price of the Company's common stock could fall. Of the Company's outstanding common stock, 17.7% is eligible for sale in the public market immediately. The remaining shares are restricted shares and eventually will become eligible for sale in the public market in accordance with Rule 144.

SHAREHOLDERS  WILL  RECEIVE  NO  DIVIDENDS

     The Company has never paid dividends and has no current plans to do so. Given the Company's financial position, it is unlikely that it will pay any. dividends in the foreseeable future. The Company plans instead to retain earnings, if any, to fund internal growth.

PROPRIETARY  RIGHTS

     The Company licenses the manufacturing rights to the technology underlying a United States patent covering the fonecash terminal. The Company relies on copyrights to protect its operating system and various other software programs. The Company has registered the FoneCash trademark used in connection with its products and services in the United States. The Company relies primarily upon its know-how, rather than patents, to develop and maintain its competitive position. The Company enters into confidentiality agreements with its employees and third parties. However, there can be no assurance that others will not develop products and internal safeguards equivalent or superior to those of the Company, or that the confidentiality agreements and internal safeguards upon which the Company relies will be adequate to protect its interest

GOVERNMENT  APPROVAL  AND  REGULATION

     Government regulatory policies affect charges and terms for both private line and public network service. Therefore, changes in such policies which make it more costly to communicate on such networks could adversely affect the demand for terminals. The Company must also obtain product certification on the applicable communications network both in the United States and other countries. Any delays in obtaining necessary certifications with respect to future products could delay their introduction. In addition, the Federal Communications Commission requires that the Company's products comply with certain rules and regulations governing their performance. The Company believes it has complied with all such rules and regulations with respect to its existing products.

THE  COMPANY  NEEDS  FUTURE  CAPITAL

     The Company needs to raise funds, and funds may not be available on favorable terms or at all. Failure to obtain funds on favorable terms could seriously harm the Company's business and operating results. Furthermore, if the Company issues additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of the holders of the Company's common stock. If the Company cannot raise funds on acceptable terms, it will seriously hamper its growth.

SPECIAL  NOTE  REGARDING  FORWARD-LOOKING  STATEMENTS

     This document contains forward-looking statements. These statements relate to future events or the Company's future financial performance. In some cases, one can identify forward-looking statements by terminology. For example, "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential", or "continue", or the negative of these terms or other comparable terminology, indicate forward-looking statements. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, one should specifically consider various factors, including the risks outlined in the Risk Factors section. These factors may cause the Company's actual results to differ materially from any forward-looking statement.

     Although it believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Accordingly, neither the Company nor any other person assumes responsibility for whether the forward-looking statements ultimately prove accurate. The Company will not update any of the forward-looking statements after the date of this registration statement to conform to actual results or to make changes in the Company's expectations that occur after the date this registration statement becomes effective.

ITEM  2.  PROPERTIES

     The Company owns no property. The Company's principal office is located at 90 Park Avenue, Suite 1700, New York, New York 10016 and consist of 600 square feet of space at a cost of $600 to $800 a month, depending on the level of secretarial services that are used. The Company leases an additional location of approximately 1200 square feet at 475 Dobbs Ferry Road, White Plains, New York where it houses computers and inventory on a two year basis with an option to renew for another two years. The monthly rental is $2,150.

ITEM  3.  LEGAL  PROCEEDINGS

     The Company is not aware of any legal proceedings threatened or contemplated against any of its officers or directors. In addition, the Company is not a party to any pending legal proceedings.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter.

ITEM  5.  MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY AND RELATED STOCKHOLDER
MATTERS.

     The Company's common stock has traded on the OTC Bulletin Board under the symbol "FCSH" since July 3, 2000. The following table sets forth the high and low closing prices for the common stock for the periods indicated:

     2000                        High                     Low
     ----                        ----                     ---
     Fourth  Quarter             $0.30                    $0.21
     Third  Quarter              $3.00                    $1.69


     As of December 31, 2000, there were approximately 170 holders of record of the common stock. On March 31, 2001, the closing sales price of the Company's common stock was $0.25 per share.

     The Company has not paid any cash dividends on its Common Stock and does not presently intend to do so. Future dividend policy will be determined by its Board of Directors on the basis of its earnings, capital requirements, financial condition and other factors deemed relevant.

     The Company's transfer agent is Manhattan Transfer Registrar Co., 58 Dorchester Road, Lake Ronkonkoma, New York 11779, (516) 585-7341.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     The Company issued shares of its common stock to the following shareholders for a total of $81,350 in cash. This issuance was exempt from registration pursuant to Regulation S.

Name                                             Shares
----                                             ------

Hsu,  Yu-Chung                                   25,000
Hsu,  Huei-Ching                                 10,000
Chen,  Chih-Chung                                10,000
Hung,  Kuo-Chen                                   5,000
Hsu,  Yu-Ying                                    10,000
Chou,  Mei-Shan                                   5,000
Tai,  Hui-Ju                                     10,000


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

General

     The Company was incorporated in the State of Delaware on August 7, 1997 and acquired the rights to a patent that allowed the Company to develop a simple, portable electronic terminal that could be used by mobile merchants and in-home salespersons. The Company anticipates that it can generate revenues from sales of the terminals and from charges collected from each transaction. As of December 31, 2000, no revenues have been generated from sales but management anticipates sales to commence in 2001 after real-time trials are performed with a select group of merchants and in-home salespersons.

     The Company incurred operating losses of $1,839,349 from Inception to December 31, 2000. The Company expects its accumulated deficit to grow for the foreseeable future as total costs and expenses increase due principally to increased marketing expense associated with its plans to undertake trials of its products and services. There can be no assurances that the Company will complete successful trials of its products and services, nor that sufficient revenues will be generated from the possible sales of such products and services to allow the Company to operate profitably.

Results  of  Operations

     For the year ended December 31, 2000 general and administrative expenses were $609,234 as compared to $295,336 for the same period in 1999, representing an increase of $313,898. The increase during the year ended December 31, 2000 was primarily due to an expansion of the general operations of the Company, including legal, accounting, and printing associated with the filing of the Company's Form 10-SB and amendments with the Securities and Exchange Commission and costs of raising funds.

     Compensation expense during the year ended December 31, 2000 was $195,229 and represented the first compensation paid to the Company's president as well as shares issued to Dr. Wu at below market value; there were no compensation expenses for the period ended December 31,1999 other than $75,000 written down for shares issued to Dr. Wu at below market value.

     During the year ended December 31, 2000, the Company incurred $322,906 in research and development expenses to a related party, Advance Data Information. During the year ended December 31, 1999, research and development expense paid to ADI totaled $21,150.

Plan  of  Operation

     The Company has made its first sale of products in the first quarter of 2001 and is making plans to increase utilization of its handheld and desktop wired terminals by merchants who have no electronic device for accepting credit card payments. Along with these sales, the Company hopes to increase utilization of its payment processing services.

     The Company plans to continue developing its wireless terminal using the Global Systems Mobile (GSM) network protocols for processing of payment by mobile merchants. The Company's aim is to form an alliance with Acer Multimedia and Communications, Ltd. in Taiwan and arrange for Acer to sell its GSM communication module and assist its engineers in producing a prototype terminal. This prototype is to be thoroughly tested in the Company's facility in Taiwan. After the completion of laboratory testing, the Company plans to select a manufacturer of wireless devices, preferably cell phones, then cause a mold to be made and complete a first production run of 1000 units of its wireless transaction terminal.

     The Company intends to continue to increase its holdings in Hong Kong and expects to open an office in the city of Shanghai, China where the Company believes is the most favorable place for real-time testing of its technology. A test of 500 units is scheduled to take place in the July/August period of the year 2001.

     The Company hopes to increase the number of alliances with business associations which specialize in grouping of mobile merchants, such as limousine and taxis drivers, door-to-door salespersons, delivery persons, work at home and kiosk merchants.

     The Company is seeking to provide its services to merchants banks besides the Bank of China and the Chinese Agricultural Bank in China and First Premier Bank and Berkshire Bank in the United States. The Company plans to continue seeking licensees in several countries in Europe, especially the United Kingdom, the Baltic Republics and Poland, among others, where the Company believes the economy is sufficiently developed to sustain a growing credit card payment system.

     Finally, the Company intends to begin developing its own payment switch and plans to have its payment switch certified by the appropriate credit cards networks. In order to shorten the time needed for this development, the Company will seek a credit card payment processor who either wants to merge or to sell to the Company its certified switch.

Liquidity  and  Capital  Resources

     The Company's combined cash and cash equivalents totaled $1,822 at December 31, 2000. This is an increase of $700,386 from $208,702 at December 31, 1999.

     The Company does not expect to generate a positive internal cash flow for at least the next nine months due to expected increase in spending for salaries and the expected costs of marketing and sales activities.

     Property and equipment was valued at $103,700 at December 31, 2000 which represents an increase of $20,367 from $83,333 at December 31, 1999. The increase is attributable to purchases of additional molds used the manufacturing of the Company's products in Taiwan. The molds have a useful life of 3 years and are depreciated on a straight-line basis.

     The Company currently has limited internal and external sources of liquidity. At this time the Company has no material commitment for capital expenditures.

     There are no known trends, events or uncertainties that are expected to have a material impact on the net sales and income from operations once the Company conducts its first trials with merchants. The industry and the needs of the market are well established . The Company believes that it will serve a niche market with its products and services that has yet to be served adequately. The Company'sbusiness is not subject to seasonal aspects.

     The Company was started by Messrs. Daniel Charboneau, the Chairman of the Board and Chief Executive Officer, and John Wu, Director and owner of Advance Data Information, Ltd, a Taiwan based research and development company. Messrs. Charboneau and Wu have paid certain expenses on behalf of the Company from personal funds and from Mr. Wu's business. Also, the Company borrowed from related parties to fund its initial operations although no amount over $60,000 has been borrowed from any related party. The Company was indebted to an officer/stockholder for expenses advanced on behalf of the Company, in the amount of $683 at December 31, 2000. There are no specific terms for repayment.

     For the period from inception through December 31,1998, the Company's capital raised from the sale of its common shares totaled $84,985 of which $75,357 was used for working capital, legal and accounting expenses, and registering a domain name on the Internet. The cash balance at the end of this period was $9,628.

     From January 1999 to April 1999, the Company raised additional seed capital for a total of $82,765 and then during 1999 the Company raised $621,455 through a private placement of its common stock under exemption provided by Rule 504 of Regulation D under the Securities Act of 1933, as amended. Finally, another $133,050 was raised through the sale of shares pursuant to Regulation S of the Securities Act of 1933, as amended. The proceeds were used to manufacture a starting inventory of terminals, marketing and sales activities, technical and engineering services, and working capital. The Company used these funds to register a web site located at www. fonecash.com. The Company has engaged Computer Solutions, located in North Carolina, to construct the web site encompassing products and services of the Company, as well as investor relations. The total capital raised from inception in 1997 until March 31, 2000 was $922,255.

ITEM  7.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

The financial statements and reports of the Company's independent public accountants are filed as part of this report on pages F-1 through F-

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The names, ages, and terms of office of directors and executive officers of the Company who held office during the year ended December 31, 2000 and who have been appointed subsequent to the year end are set forth below:


NAME                              POSITION
Daniel  E.  Charboneau            CEO,  Chairman,  President  and  Director
John  Jiann-Shong  Wu                 Director
Daniel  S.  MacDonald             Director
David  Cheung(1)                  Director,  Vice  President  Marketing
Michael  Wong(2)                  Director,  Vice  President/CFO
Yuan  L.  Jeang                   Vice  President/Engineering

(1) Mr. Cheung was appointed as a member of the Company's Board of Directors on March 30, 2000.

(2) Mr. Wong was appointed as a member of the Company's Board of Directors on March 30, 2000.

     Mr. Charboneau, 68, has been a Director of the Company's Board of Directors and the President and Chief Executive Officer since inception in 1997. He is an experienced management executive with over twenty years of accomplishments in the area of marketing, sales, organizational development, manufacturing and profit-center responsibilities. He has worked with several multi-national companies, including Bechtel International where he was Organization Development Consultant from 1974 to 1980, and with 3M in Asia from 1980 to 1984. From 1984 to 1987, Mr. Charboneau operated as a consultant to U.S. and European businesses who were interested in investment in Asia. In 1987, in a joint venture with A&H, a jewelry maker in Rhode Island, Mr. Charboneau established a manufacturing plant in Taiwan whose products were exported worldwide. In addition to his duties on the Board of Directors, Mr. Charboneau directs the development of technologies, products, markets and manages business relations with Asian suppliers.

     John Jiann-Shong Wu, 48, has been a Director of the Company since June, 1999. Born in China, Dr. Wu became an American citizen in 1978 and lives with his family in San Jose, California when he is not in Taiwan. Educated in Taiwan, Dr. Wu received His Master Degree in Computer Science from Florida Institute of Technology and his doctorate in Electrical Engineering from Leland Stanford Junior University. From 1975 to 1982 he was a Researcher with Taiwan National
Science, and from 1982 to 1988 a Senior Engineer and Project Manager with General Electric Company in Singapore. From 1989 to 1990, he was a Project Manager with Digital Equipment Corporation and from 1990 to 1991 he was Senior Consulting Engineer with Hewlett Packard. Dr. Wu has designed many products, both hardware and software, and founded his R&D facility to promote better design of electrical and telephonic products. From 1991 to 1996, Dr. Wu was co-founder and Vice President of V-Star Electronics, then, from 1997 until present, Dr. Wu started his own advanced laboratory, Advance Data Information and became a co-founder in FoneCash.

     Daniel S. MacDonald, 65 has been a Director since February, 1999. Mr. MacDonald has 22 years of experience in the mutual fund industry and is a Certified Financial Planner and holds licenses in real estate, insurance and securities. He has resided in Japan for from 1962 to 1972 as International Liaison for the Japanese Chamber of Commerce; he speaks Japanese fluently. From 1972 to 1986, he serves in various capacities with Oppenheimer Management Corporation, first in San Francisco as Regional Sales Manager and ending in New York as Senior Vice President and National Sales Manager. In 1989, Mr. MacDonald started MDIC, Inc. in Bronxville, New York, and for the last 11 years until present, remains as owner and manager of this financial services corporation specializing in mutual funds.

     Michael Wong, 35, was appointed Director and Chief Financial Officer on March 30,2000. Born in Malaysia in 1965,he grew up in Singapore. Mr. Wong is a financial management professional, who received his higher education in Great Britain and received his BA in Accounting and Finance in 1991. Upon returning to Singapore, he joined Price Waterhouse as a tax accountant. Four year later, he joined American International Group, assisting in the business and product development. Subsequently, he had the opportunity to venture into the China market where he was involved in business development and infrastructure work. In 1999, he was involved in corporate restructuring for a chemical company in China and gradually became interested in environmental and telecommunication sectors.

     David Cheung, 34 was appointed Director & Vice President of Corporate Marketing on March 30, 2000. After finishing his higher education in Great Britain and receiving his MBA in Finance from Lancaster International Business School of Lancaster University, he joined a subsidiary of Costain Construction as a member of its business development team, specializing in the hospitality sector. After returning to Hong Kong, he was involved in several major infrastructures projects, such as hotels, power plants, roads and bridges, as well as heading up a consultancy team for re-marketing of French clothing manufacturer in China. Mr. Cheung joined the Emperor Group in 1998 to lead and implement the strategic business management turn around of the Group's hotel and newspaper divisions. Once back in China, he became a consultant to companies in the fine chemical processing, the Internet and the telecommunications sectors.

     Yuan Long Jeang, age 44, Vice President of R&D, holds a Ph.D in Electrical Engineering, from Chen Kung University, Taiwan. Mr. Jeang was Professor and Chief of Image Processing Research Laboratory of the Kaohsiung Technical University for 10 years. Mr.Jeang was Chief Designer for Taiwan Films Limited where he managed all technical aspects of computer generated effects, composit design, 3D production and computer generated graphics. For the past five years, he has worked closely with Dr. Wu designing algorithms for video and data compression, and has developed standards for cellular phone authentication and encryption.

                            SECTION 16(A) COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and executive officers, and persons who own more than 10% of a registered class of a company's equity securities, to file with the U. S. Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company's common stock and other equity securities. Officers, directors and greater than 10% shareholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all
Section 16(a) reports they file. Based solely upon such reports, we believe that none of such persons failed to comply with the requirements of Section 16(a) during 2000, except that each of the officers and director failed to timely file his initial report on Form 3 which was required after the effectiveness of the Company's Registration Statement on Form 10-SB.

ITEM  10.  EXECUTIVE  COMPENSATION

     For the year ending December 31, 2000, only Mr. Charboneau was paid a partial salary of $37,729. Directors are not paid any fees in connection with their service on the Board of Directors.


ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     The following table sets forth the stock ownership of each person known by the Company to be a beneficial owner of five percent (5%) or more of the Company's equity securities, each Director and executive officer individually and all Directors and Officers of the Company as a group. Each person has sole voting and investment power with respect to the shares shown unless otherwise indicated. As of December 31, 2000, there were 5,951,372 shares of common stock issued and outstanding.

Name & Address of      Class     Amount Shares        % of Class
Beneficial Owner               Beneficially Owned        Owned
---------------------  ------  ------------------  ----------------
Daniel E. Charboneau   Common           2,000,000             33.6%
215 Central Park Ave.
Hartsdale, NY 10530
---------------------  ------  ------------------  ----------------
John Jiann-Shong Wu    Common           2,000,000             33.6%
21 Street, 6 Fl,
No. 211
Chung-Cheng 4 Road
Kaoshiung, Taiwan
---------------------  ------  ------------------  ----------------
Total Shares of                         4,000,000             67.2%
Officers and
Directors as a Group
---------------------  ------  ------------------  ----------------

     There are no arrangements either presently or planned that will results in a change of control of the Company.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     On September 21, 2000, the Company filed a registration of common stock on Form S-8 as compensation to the Company's consultant, David Marks. The Company and David Marks entered into a consulting agreement the purpose of which was to compensate Mr. Marks for corporate consulting services, including reasonable efforts to locate a licensee for the Company's proprietary technology. The Consulting Agreement provides for the issuance of two options to Mr. Marks to purchase in the aggregate 800,000 shares of common stock at the exercise price of $0.75 (later modified to $0.50) per share. The first option to purchase 450,000 shares vests immediately. The second option to purchase 350,000 shares vests only in the event Mr. Marks successfully locates a licensee acceptable to the Company. The first Option also provided for Mr. Marks to purchase up to 100,000 of the 450,000 shares underlying this Option by paying the amount determined to be capital and issuing the Company an Eight (8%) per cent six month promissory note for the balance, and later extended for another six months. The shares issued October 20,2000.

     On November 28, 2000, the Company filed a registration of common stock on Form S-8 for a total of 600,000 shares.250, 000 shares were issued to a business consultant in the United Kingdom, and 150, 000 shares to a business consultant located in New Jersey; both issuances were in compensation for services rendered pursuant to consulting agreements. 200,000 shares were issued to the Company's general counsel for legal services rendered.

ITEM  13.  EXHIBITS,  FINANCIAL  STATEMENTS,  AND  REPORTS  ON  FORM  8-K

Independent  Auditor's  Report

Balance  Sheet

Statement  of  Income(Loss)

Statement  of  Changes  in  Stockholders'  Equity

Statement  of  Cash  Flow

Notes  to  Financial  Statement



                                FONECASH, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                  AND FOR THE PERIOD AUGUST 7, 1997 (INCEPTION)
                            THROUGH DECEMBER 31, 2000




                                TABLE OF CONTENTS

                                                                Page No.

AUDITOR'S REPORT . . . . . . . . . . . . . . . . . . . . . . . .  1

FINANCIAL STATEMENTS

             Balance sheets. . . . . . . . . . . . . . . . . . .  2

             Statements of Operations. . . . . . . . . . . . . .  3

             Statements of Changes in Stockholders' Equity . . .  4

             Statements of Cash Flows. . . . . . . . . . . . . .  5

             Notes to Financial Statements . . . . . . . . . . .  6

                               STEWART H. BENJAMIN
                        CERTIFIED PUBLIC ACCOUNTANT, P.C.
                              27 SHELTER HILL ROAD
                               PLAINVIEW, NY 11803

                            TELEPHONE: (516) 933-9781
                           FACSIMILE:  (516) 827-1203



                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


To  the  Board  of  Directors  and  Stockholders
FoneCash,  Inc.
White  Plains,  New  York

I have audited the accompanying balance sheets of FoneCash, Inc. (a Delaware corporation in the development stage) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for the years then ended and for the period August 7, 1997 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FoneCash, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended and from August 7, 1997 (inception) to December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Stewart  H.  Benjamin
Stewart  H.  Benjamin
Certified  Public  Accountant,  P.C.

Plainview,  New  York
April  12,  2001

                                   FONECASH, INC.
                            (A Development Stage Company)
                                   BALANCE SHEETS


                                      ASSETS
                                      ------

                                                       December 31,    December 31,
                                                           2000            1999
                                                      --------------  --------------

Current assets:
   Cash                                               $       1,822   $     208,702
   Inventory                                                 35,000          45,143
   Prepaid expenses                                          25,000          25,000
                                                      --------------  --------------
                                                             61,822         278,845
                                                      --------------  --------------

Property and equipment, net                                 103,700          83,333
                                                      --------------  --------------

Other assets:
   Patent rights, net                                         3,000           4,000
   Cash surrender value of life insurance                        --          17,732
   Other                                                        116             440
                                                      --------------  --------------
                                                              3,116          22,172
                                                      --------------  --------------

                                                      $     168,638   $     384,350
                                                      ==============  ==============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------


Current liabilities:
   Accounts payable                                   $      83,513   $       9,790
   Due to an officer/stockholder                                683          26,586
   Notes payable                                            122,953           7,500
                                                      --------------  --------------
                                                            207,149          43,876
                                                      --------------  --------------

Stockholders' equity (deficit):
   Preferred stock; $.0001 par value; authorized -
     5,000,000 shares; issued - none                             --              --
   Common stock; $.0001 par value; authorized -
     20,000,000 shares; issued and outstanding -
     5,951,372 shares in 2000 and 3,836,338 in 1999             595             383
   Additional paid-in capital                             1,801,743       1,282,072
   Treasury stock, 500 shares at cost                        (1,500)             --
   Deficit accumulated during the development stage      (1,839,349)       (941,981)
                                                      --------------  --------------
        Total stockholders' equity (deficit)                (38,511)        340,474
                                                      --------------  --------------

                                                      $     168,638   $     384,350
                                                      ==============  ==============


    The accompanying notes are an integral part of the financial statements.

                                        FONECASH, INC.
                                 (A Development Stage Company)
                                   STATEMENTS OF OPERATIONS

                                                                                Aug. 7, 1997
                                                Year Ended      Year Ended     (Inception) to
                                               December 31,    December 31,     December 31,
                                                   2000            1999             2000
                                              --------------  --------------  ----------------
Revenues:
   Interest Income                            $       4,577   $         616   $         5,193
Costs and expenses:
   Depreciation                               $      75,258   $      41,667   $       116,925
   Amortization                                       1,074           1,073             2,252
   Research and development, related party           21,150         322,906           374,056
   Officer's compensation                           195,229          75,000           270,229
   Impairment of investment in related party             --          50,000            50,000
   General and administrative                       609,234         295,336         1,031,080
                                              --------------  --------------  ----------------
                                                    901,945         785,982         1,844,542
                                              --------------  --------------  ----------------

Other income (expenses):
  Interest income                                     4,577             616             5,193
                                              --------------  --------------  ----------------

Net loss                                      $    (897,368)  $    (785,366)  $    (1,839,349)
                                              ==============  ==============  ================

Basic and diluted loss per common share       $        (.23)  $        (.31)  $          (.60)
                                              ==============  ==============  ================

Weighted average common shares outstanding    $    3,948,428  $    2,541,069  $     3,056,227
                                              ==============  ==============  ================


    The accompanying notes are an integral part of the financial statements.

                                         FONECASH, INC.
                                 (A Development Stage Company)
                         STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE PERIOD AUGUST 7, 1997 (INCEPTION) TO DECEMBER 31, 2000

                                                                                       Deficit
                                                                                     Accumulated
                                          Common Stock  Additional  Treasury Stock     during
                                        ----------------  Paid-in   --------------   Development
                                        Shares   Amount   Capital   Shares  Amount      Stage
                                        -------  -------  --------  ------  -------  ----------
Balances, August 7, 1997 (inception)         --  $    --  $     --      --  $    --  $      --

    Common stock issued for services
        and costs advanced, valued at
        $.0001 per share                2000000      200        --      --       --         --

    Common stock issued for services,
        valued at $.15 per share         200000       20     29980      --       --         --

    Net loss for the period                                                             (61404)
                                        -------  -------  --------  ------  -------  ----------

Balances, December 31, 1997             2200000      220     29980      --       --     (61404)

   Sale of common stock
      ($.4156 per share)                 204500       20     84965      --       --         --

    Net loss                                                                            (95211)
                                        -------  -------  --------  ------  -------  ----------

Balances, December 31, 1998             2404500      240    114945      --       --    (156615)

    Sale of common stock
       ($.7622 per share)               1098505      110    837160      --       --         --

    Services contributed by the
        president of the Company             --       --     60000      --       --         --

    Common stock issued for services,
        valued at $.81 per share         333333       33    269967      --       --         --

    Net loss                                                                           (785366)
                                        -------  -------  --------  ------  -------  ----------

Balances, December 31, 1999             3836338      383   1282072      --       --    (941981)

    Sale of common stock
       ($1.25 per share)                  25000        3     31247      --       --         --

    Purchase of treasury stock               --       --        --     500    (1500)        --

    Net loss for                                                                       (258042)
                                        -------  -------  --------  ------  -------  ----------

Balances, December 31, 2000          5,951,372  $   595  $1,801,743     500  $ (1500) $(1,839,349)
                                     =========  =======  ==========  ======  =======  ============


    The accompanying notes are an integral part of the financial statements.

                                              FONECASH, INC.
                                      (A Development Stage Company)
                                         STATEMENTS OF CASH FLOWS


                                                                                           Aug. 7, 1997
                                                           Year Ended      Year Ended     (Inception) to
                                                          December 31,    December 31,     December 31,
                                                              2000            1999             2000
                                                         --------------  --------------  ----------------

Cash flows from operating activities:
  Net loss                                               $    (897,368)  $    (785,366)  $    (1,839,349)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
   Depreciation                                                 75,258          41,667           116,925
   Amortization                                                  1,074           1,073             2,252
   Cash surrender value of life insurance                       17,732         (17,732)               --
   Common stock issued for services                            488,633         330,000           848,833
   Changes in assets and liabilities:
     (Increase) decrease in inventory                           10,143         (45,143)          (35,000)
     (Increase) in prepaid expenses                                 --         (25,000)          (25,000)
     (Increase) decrease in utility deposit                        250            (250)               --
     Increase in accounts payable                               73,723           8,813            83,513
                                                         --------------  --------------  ----------------
     Net cash used in operating activities                    (230,555)       (491,938)         (847,826)
                                                         --------------  --------------  ----------------

Cash flows from investing activities:
  Organization costs                                                --              --              (368)
  Purchase of property and equipment                           (95,625)       (125,000)         (220,625)
  Acquisition of patent rights                                      --          (5,000)           (5,000)
                                                         --------------  --------------  ----------------
     Net cash used in investing activities                     (95,625)       (130,000)         (225,993)
                                                         --------------  --------------  ----------------

Cash flows from financing activities:
  Proceeds from short-term debt                                139,674           7,500           147,174
  Repayment of short-term debt                                 (24,221)         (5,000)          (24,221)
  Increase (decrease) in amounts
    due to an officer/stockholder                              (25,903)        (18,758)              683
  Purchase of treasury stock                                    (1,500)             --            (1,500)
  Proceeds from sale of common stock                            31,250         837,270           953,505
                                                         --------------  --------------  ----------------
     Net cash provided by financing activities                 119,300         821,012         1,075,641
                                                         --------------  --------------  ----------------

Net increase (decrease) in cash                               (206,880)        199,074             1,822
Cash at beginning of year                                      208,702           9,628                --
                                                         --------------  --------------  ----------------

Cash at end of year                                      $       1,822   $     208,702   $         1,822
                                                         ==============  ==============  ================

    The accompanying notes are an integral part of the financial statements.

                                 FONECASH, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

DESCRIPTION  OF  BUSINESS  AND  BASIS  OF  PRESENTATION
-------------------------------------------------------

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

The Company has limited operations and in accordance with Statement of Financial Accounting Standards No. 7 (SFAS #7), the Company is considered a development stage company.

USE  OF  ESTIMATES  IN  THE  PREPARATION  OF  FINANCIAL  STATEMENTS
-------------------------------------------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reporting amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

CASH  AND  CASH  EQUIVALENTS
----------------------------

For purposes of reporting cash flows, cash and cash equivalents include checking and money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less.

INVENTORY
---------

Inventory is stated at the lower of cost or market, with cost determined on a first-in, first-out basis and market based on the lower of replacement cost or realizable value.

PROPERTY  AND  EQUIPMENT  AND  DEPRECIATION
-------------------------------------------

Property and equipment are stated at cost. Depreciation for both financial reporting and income tax purposes is computed using the straight-line method over the estimated lives of the assets. Maintenance and repairs are charged to

                                 FONECASH, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


expense when incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is credited or charged to income.

INTANGIBLE  ASSETS
------------------

Intangible assets consist primarily of patent rights. Intangible assets are amortized on a straight-line basis over five years. Amortization expense was $1,074 and $1,073 for the years ended December 31, 2000 and 1999 respectively.

LONG-LIVED  ASSETS
------------------

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of.

This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
---------------------------------------

The fair value of the Company's receivables due to an officer/stockholder is not practicable to estimate due to the related party nature of the underlying transactions and the indefinite payment terms.

INCOME  TAXES
-------------

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

LOSS PER COMMON SHARE
---------------------

Loss per common share is computed by dividing the net loss by the weighted average shares outstanding during the period.

NOTE  2  -  STOCKHOLDERS'  EQUITY  (DEFICIT)

COMMON  STOCK
-------------

Since the date of inception, the Company has issued 5,951,372 shares of common stock, which includes 2,000,000 shares that were issued to officers and directors of the Company for services and costs advanced, valued at $.0001 per share, 200,000 shares that were valued at $.15 per share, 333,333 shares that were valued at $.81 per share, and 1,466,667 shares that were valued at $.11 per share. In 1999 the president of the Company contributed services to the Company valued at $60,000, as reflected in the statements of stockholders' equity and statements of operations (in addition to $15,000 received in cash).

Dividends may be paid on outstanding shares as declared by the Board of Directors from time to time. Each share of common stock is entitled to one vote.

                                 FONECASH, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


STOCK  OPTIONS
--------------

At December 31, 2000 the Company has reserved and granted 800,000 shares of common stock for issuance in connection with the stock option plan at an exercise price of $.50 per share. No options have been exercised as of December 31, 2000.

PREFERRED  STOCK
----------------

No shares of the Company's no par value preferred stock have been issued or are outstanding. Dividends, voting rights and other terms, rights and preferences of the preferred shares have not been designated but may be designated by the Board of Directors from time to time.

NOTE  3  -  INCOME  TAXES

There is no provision for income taxes since the Company has incurred net operating losses. At December 31, 2000, the Company has net operating loss carryforwards of $1,791,995, which may be available to offset future taxable income through 2020. A deferred tax asset has not been recorded for the net operating loss carryforwards due to uncertainties as to the ultimate realization of the deferred tax asset.

                                 FONECASH, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE  4  -  PREPAID  EXPENSES

Prepaid expenses consists of a down payment of $25,000 on April 29, 1999 for the cost of printing brochures containing product and company information. The printing costs will be charged to income as the brochures are distributed. No brochures have been distributed as of December 31, 2000.

NOTE  5  -  PROPERTY  AND  EQUIPMENT

Property and equipment consisted of the following at December 31, 2000 and 1999:

                                              2000         1999
                                              ----         ----

          Molds                             $208,500     $125,000
          Tools  and  test  equipment         12,125           --
                                            --------     --------
                                             220,625      125,000
           Less  accumulated  depreciation   116,925       41,667
                                            --------     --------
                                            $103,700     $ 83,333
                                            ========     ========

Depreciation expense of $75,258 and $41,667 was charged to operations for the years ended December 31, 2000 and 1999, respectively.

NOTE  6  -  PATENT  RIGHTS

On November 1, 1997 the Company entered into a license agreement with Thomas J. Ulrich. Under this agreement the Company will acquire an exclusive license under the licensor's patent rights for U.S. patent number 4,803,719, pertaining to telephone line powered applications, for the primary purpose of utilizing the licensor's invention through sales of products and services. The Company is required to make payments of $30,000 for a non-refundable license execution fee based upon capital funding, and for royalties based upon gross sales of all licensed products sold. As of December 31, 2000 a license execution fee of $5,000 was capitalized and is being amortized over the remaining life of the patent of 5 years. The balance of the license execution fee of $25,000 is due upon funding of an Initial Public Offering or any other financing exceeding $500,000. The agreement also provides for a royalty of 3% of the gross sales of all licensed products and an annual minimum fee of $10,000 in 2000 and $20,000 for each year thereafter. In addition, minimum sales revenues of $500,000 for the year 2000 to a total $2 million in sales for the year 2003 and thereafter were agreed to. No additional payments were made under the license agreement during the year ended December 31, 2000.

                                 FONECASH, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE  7  -  NOTES  PAYABLE

Notes  payable  consisted  of  the  following  at  December  31,  2000 and 1999:

                                                                 2000     1999
                                                                 ----     ----

Line  of  credit  with  Fleet  Bank,  unsecured,
guaranteed by the president of the Company, interest
at  2.75%  above  prime,  monthly  payments  equal  to
2%  of  principal  balance,  due  November  2001              $ 91,716  $ 7,500

SBA  note  payable  to  Habib  American  Bank,  unsecured,
Interest  at  2.75%  above  prime,  payable  at  $1,650  per
month  including  interest,  due  September  1,  2002           31,237       --
                                                              --------  -------
                                                              $122,953  $ 7,500
                                                              ========  =======

NOTE  8  -  GOING  CONCERN

The Company's financial statements have been prepared in conformity with principles of accounting applicable to a going concern. These principles contemplate the realization of assets and liquidation of liabilities in the normal course of business. As shown in the financial statements, the Company has incurred significant losses and as of December 31, 2000, reflects an accumulated deficit of $1,839,349. The Company has not commenced its planned principal operations. The Company's continued existence is dependent on its ability to generate sufficient cash flow or raise additional capital to meet its obligations on a timely basis. The Company has been exploring sources to obtain additional equity or debt financing. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.
Accordingly, the Company's continuation as a going concern is in substantial doubt and the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence.

NOTE  9  -  RELATED  PARTY  TRANSACTIONS

The Company was indebted to an officer/stockholder for expenses advanced on behalf of the Company, in the amount of $683 at December 31, 2000. There are no specific terms for repayment.

                                 FONECASH, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


The Company has leased its executive offices and storage facilities from the president of the Company under a month-to-month operating lease since the Company's inception. Rent expense amounted to $18,102 for 2000 and $18,000 for 1999.

The Company utilizes Advance Data Information Corporation ("ADI"), a Taiwan corporation owned by a director/stockholder of the Company, as its research and development laboratory. Research and development expenses under this arrangement totaling $21,150 and $322,906 were charged to operations during the years ended December 31, 2000 and 1999, respectively.

The Company purchased 1,000,000 shares representing an 8% interest in Tradeandswap.com, Inc. ("Trade and Swap") for $50,000. A consultant of the Company is a shareholder and principal officer of Trade and Swap. Tradeandswap.com, Inc. is a privately-held corporation that facilitates barter and trade swaps for individuals and businesses over a proprietary internet web site. The investment in Trade and Swap is carried at cost, as there is no readily available market for these shares. If an other-than-temporary impairment resulting from a decline in fair value in the investment shall be considered to have occurred, the cost basis shall be written down to fair value as a new cost basis and the amount of the write-down shall be included in earnings as a realized loss. As of December 31, 2000, the Company has written its investment in Trade and Swap down to zero since no future benefit can be determined as Trade and Swap operates in a volatile industry and has no proven record of success. An impairment loss of $50,000 has been reported in the Statements of Operations in 1999.

NOTE  10  -  CONSULTING  AGREEMENTS

On February 4, 1998 the Company entered into a consulting agreement with East Coast Entertainment, Inc. ("ECE") requiring payments of $50,000 per year in monthly installments once the Company attains gross revenues of $300,000. ECE will assign administrative duties including but not limited to, publicity, advertising, public relations, investor relations programs, news releases, hiring of all necessary outside contractors for any specialized projects, printing and development of the Company's annual reports, preparation of any design, print or art work, camera ready art, distribution of reports and corporate releases to State and Federal securities agencies. ECE is entitled to $100,000 annually once the Company achieves $500,000 in gross revenues. ECE is entitled to participate in the Company's stock option plans and group health plans pursuant to the same terms that apply to all senior key executives and other employees of the Company. The agreement is renewable annually for a period of ten years. No expenses have been recognized under this arrangement for the year ended December 31, 2000.

                                 FONECASH, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


The Company entered into another consulting agreement with Advance Data Information Corporation ("ADI"), a Taiwan corporation owned by Dr. Wu, a director/stockholder of the Company, in which ADI will act as the research and development laboratory for the Company. The Company shall have exclusive ownership rights to any and all products that are developed as a result of this agreement. The Company has issued 200,000 shares of its common stock to Dr. Wu in August 1997, valued at $.15 per share, 333,333 shares in June 1999, valued at $.81 per share, and 1,466,667 shares in December 2000, valued at $.11 per share for services rendered.

NOTE  11  -  CONTRACT  FOR  DEPLOYMENT  AND  INSTALLATION  SERVICES

Pursuant to a letter of intent dated June 5, 1999 between the Company and Fusion Capital Corp. ("Fusion"), a Florida corporation, the Company agreed to purchase a majority of the common stock of Fusion. The Company simultaneously issued a loan to Fusion of $37,000 to be granted in 10 installments of $3,700 from June 14, 1999 through August 16, 1999. Ten separate promissory notes of $3,700 were executed, each providing for interest at a rate of 6% and each of the ten notes payable within 12 months from the date of issuance with the first payment due on June 14, 2000. The balance due on the notes of $37,990 on December 31, 1999 included accrued interest of $990.

In April 2000, the Company entered into negotiations with Fusion for deployment and installation services for 500 terminals which the Company planned for its trials with merchants in order to prove its revenue concept. On May 1, 2000, the Company and Fusion entered into a Contract for Deployment and Installation, whereby the principal balance of the notes totaling $37,000 was converted to an advance payment pursuant to the contract, as reflected in the statements of operations, and the accrued interest of $990 was written off.

                                 FONECASH, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE  12  -  SUBSEQUENT  EVENTS

On March 21, 2001, the Company completed the acquisition of four companies in China. In an agreement with Universal Venture, a British Virgin Island holding company, the Company will acquire all the voting stock held by an original group of shareholders and will own 100 percent of the voting control of these companies in return for stock in the Company.

The four acquired companies are Universal Information Technology, (Hong Kong) Limited, a company which has developed a video compression technology for Internet and wireless applications; Firstech Ventures (Hong Kong) Limited, a company that locates engineering services for environmental projects in China, especially land fill projects, waste water and waste oil treatment facilities, and waste liner projects; Tech Unity Technology, (Hong Kong) Limited, which engages in gathering information and research about business opportunities in China for dissemination among U.S. and Australian bidders; and Fonecash.com (Hong Kong) Limited, a company engaged in the wireless processing of credit and debit cards for the mobile merchants. Combined results of operations of the companies acquired will be reflected in the June 30, 2001 financial statements.

EXHIBITS

The Following list describes the exhibits filed as part of this Annual Report on Form 10-KSB:

Exhibit No.   Description of Document
-----------   -----------------------

3.1          Certificate  of  Incorporation  as  filed  on  August  7,1997*

3.2          Amendment  to  Certificate  of Incorporation as filed on   November
             4,1997*

3.3          Bylaws*

4.1          Form  of  Stock  Certificate*

10.1 Employment Agreement dated August 1,1997 by and between the Company and Mr. Daniel E. Charboneau*

10.2         License  Agreement  for  Patent  Rights  dated  November  1,1997*

10.3         Consulting  Agreement  with  East  Coast  Entertainment  dated
             February  4,1998*

10.4         Consulting  Agreement  with  Advance  Data  Information  dated
             October  10,1997*

10.5         Employment  Agreement  dated  August  7,1997*

10.6         Sands  Brothers  &  Co.,  LTD,  dated  March  6,  2000.*

10.7 Employment Agreement dated July 1, 1999 by and between the Company and John Jiann-Shong Wu. *

10.8 Deployment and Installation Agreement with Fusion Capital Corp, dated May 1, 2000.**

* Incorporated by reference to Registration Statement on Form 10-SB, filed with the Securities and Exchange Commission on December 30,1999, as amended.

**  Previously  filed.

Reports  on  Form  8-K

None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized on April 16, 2001.

                                   FoneCash,  Inc.



                                   By:  /s/  Daniel  E.  Charboneau
                                      -----------------------------------
                                        Daniel  E.  Charboneau,
                                        President  and  Chief  Executive
                                        Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

SIGNATURE                            TITLE                         DATE
---------                            -----                         ----

/s/Daniel  E.  Charboneau    Director, President                  April 16, 2001
-------------------------    and  Chief  Executive  Officer
 Daniel  E.  Charboneau

/s/  John  Jiann-Shong  Wu   Director                             April 16, 2001
--------------------------
John  Jiann-Shong  W

/s/  Daniel  S.  MacDonald   Director                             April 16, 2001
--------------------------
Daniel  S.  MacDonald

/s/  Michael  Wong           Vice President/CFO and Director      April 16, 2001
------------------
Michael  Wong

/s/  David  Cheung           Director, Vice President Marketing   April 16, 2001
------------------
David  Cheung

/s/  Yuan  L.  Jeang         Vice President/Engineering           April 16, 2001
--------------------
Yuan  L.  Jeang