Form 10QSB
period 2001-03-31
FONECASH INC
filed 2001-06-08
CIK 1082594

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2001
                                                 --------------


                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____to _____


                         Commission file number: 0-30536

                     ______________________________________

                                 FONECASH, INC.
             (Exact name of registrant as specified in its charter)
                     ______________________________________


             Delaware                                  22-3530573
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


90 Park Avenue, 1700, New York, New York              10016-1301
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

     The number of outstanding shares of the registrant's Common Stock, par value $.001 per share, was 6,651,372 on March 31, 2001.

================================================================================

                                 Fonecash, Inc.
                        Quarterly Report on Form 10-QSB
                    For the Quarter Ended on March 31, 2001

                                Table of Contents

Part  I.       FINANCIAL  INFORMATION

Item  1        Consolidated  Financial  Statements  (Unaudited)

               Balance  Sheets  as  of  March  31,  2001  and  December 31, 2000

               Statement of Operations for Three Month Period Ending March 31, 2001

               Statement  of  Cash  Flow for Three Month Period Ending March 31,
               2001

               Notes  to  Consolidated  Financial  Statements

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Part  II       OTHER  INFORMATION

               Incorporated by reference in the Company's Form 10-SB, Amendment 3 registration statement, along with all exhibits, submitted on May , 2000

                              STEWART H. BENJAMIN
                       CERTIFIED PUBLIC ACCOUNTANT, P. C.
                              27 SHELTER HILL ROAD
                              PLAINVIEW, NY 11803
                            TELEPHONE: (516) 933-9781
                            FACSIMILE: (516) 827-1203


To the Board of Directors and Stockholders
FoneCash,  Inc.
New  York,  New  York

I have reviewed the accompanying balance sheets of FoneCash, Inc. (a development stage company) as of March 31, 2001 and December 31, 2000, and the related statements of operations, stockholders' equity and cash flows, for the three months ended March 31, 2001 and 2000, and for the period from August 7, 1997 (inception), to March 31, 2001, in accordance with the statements on Standards for Accounting and Review Service, issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of FoneCash, Inc.

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

/s/  Stewart  H.  Benjamin
Certified  Public  Accountant,  P.C.

Plainview,  New  York
June  4,  2001

                                  FONECASH, INC
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS
                                     ------


                                                       March 31     December 31
                                                         2001          2000
Current assets:
   Cash                                              $       464   $      1,822
    Accounts receivable                                    6,020            ---
   Inventory                                             207,200         35,000
   Prepaid expenses                                       25,000         25,000
                                                     ------------  -------------
                                                         238,684         61,822
                                                     ------------  -------------


Property and equipment, net                               85,355        103,700
                                                     ------------  -------------
Other assets:
   Patent rights, net                                      2,750          3,000
   Other                                                      98            116
                                                     ------------  -------------
                                                           2,848          3,116
                                                     ------------  -------------
                                                     $   326,887   $    168,638
                                                     ============  =============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------


Current liabilities:
   Accounts payable                                  $   158,715   $     83,513
   Due to an officer/stockholder                         128,571            683
   Note payable                                          120,479        122,953
                                                         407,765        207,149

Stockholders' equity(deficit): (Note 2)
   Preferred stock; $.0001 par value; authorized -
   5,000,000 shares; issued - none                            --             --
   Common stock; $.0001 par value; authorized -
   20,000,000 shares; issued and outstanding -
   6,651,372 shares in 2001 and 5,951,372 in 2000            665            595
Additional paid-in capital                             2,067,673      1,801,743
Treasury stock, 500 shares at cost                        (1,500)        (1,500)
Deficit accumulated during the development stage      (2,147,716)    (1,839,349)
                                                     ------------  -------------
          Total stockholders' equity                     (80,878)       (38,511)
                                                     ------------  -------------

                                                     $   326,887   $    168,638
                                                     ============  =============

See  accompanying  notes  and  accountant's  review  report

                                         FONECASH, INC.
                                 (A Development Stage Company)
                                    STATEMENTS OF OPERATION

                                                  Three           Three          Aug.7,1997
                                               Months Ended    Months Ended    (Inception) to
                                                March 31,       March 31,        March 31,
                                                   2001            2000             2001
                                              --------------  --------------  ----------------
Revenue:
    Sales                                     $       6,020              --   $         6,020
    Cost of sales                                     2,800              --             2,800
                                              --------------  --------------  ----------------
        Gross profit                                  3,220              --             3,220
Interest Income                                           6           2,786             5,199
                                              --------------  --------------  ----------------
        Total revenue                                 3,226           2,786             8,419
                                              --------------  --------------  ----------------
                                              --------------  --------------  ----------------

Cost and expenses
   Depreciation                               $      18,345   $      11,232   $       135,270
   Amortization                                         268             268             2,520
   Research and development, related party            9,700          19,172           383,756
   Officer's compensation                             1,200          16,000           271,429
   Impairment of investment in related party                                           50,000
   General and administrative                       282,080          64,996         1,313,160
                                              --------------  --------------  ----------------
                                                    311,593         111,668         2,156,135
                                              --------------  --------------  ----------------

Net loss                                      $    (308,367)  $    (108,882)  $    (2,147,716)
                                              ==============  ==============  ================

Basic and diluted loss per common share       $        (.05)  $        (.03)  $          (.56)
                                              ==============  ==============  ================

Weighted average common shares outstanding    $   6,234,705   $   3,836,338   $     3,820,358
                                              ==============  ==============  ================
----------------------------------------------------------------------------------------------

              See accompanying notes and accountant's review report

                                                   FONECASH, INC.
                                         (A Development Stage Company)
                                 STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY
                          FOR THE PERIOD AUGUST 7,1997 (INCEPTION) TO MARCH 31, 2001

                                                                                                    Deficit
                                                               Additional   Treasury    stock     Accumulated
                                            Common     Stock     Paid-in    ---------  --------      from
                                            Shares    Amount     Capital     Shares     Amount     Inception
                                          ----------  -------  -----------  ---------  --------  -------------
Balances, August 7,1997 (Inception)                            $                                 $
   Common stock issued for services
   and costs advanced, valued at $.0001
   per share                               2,000,000      200           --                                 --
   Common stock issued for services
      Valued at $.15 per share               200,000       20       29,980
   Net loss for the period                        --       --           --                            (61,404)
                                          ----------  -------  -----------  ---------  --------  -------------

Balances, December 31,1997                 2,200,000      220     29,980--                            (61,404)

   Sale of common stock ($.4156 per          204,500       20       84,965                                 --
share)
   Net Loss                                       --       --           --                            (95,211)
                                          ----------  -------  -----------  ---------  --------  -------------

Balances, December 31,1998                 2,404,500      240      114,945                           (156,615)
   Sale of common stock($.7622 per         1,098,505      110      837,160                                 --
 share)
   Capital contributed for services               --       --       60,000                                 --
   Common stock issued for services
     Valued at $.81 per share                333,333       33      269,967
   Net loss                                                --           --                           (785,366
                                          ----------  -------  -----------  ---------  --------  -------------

   Balances, December 31, 1999             3,836,338      383    1,282,072                           (941,981)
     Sale of common stock ($1.25 per          25,000        3       31,247
 share)
   Common stock issued for services          623,367       62      331,071
 valued at $.5312 per share
     Purchase of treasury stock                                                   500   (1,500)
      Net Loss for the period                                                                        (897,368)
                                          ----------  -------  -----------  ---------  --------  -------------
Balances, December 31,2000                 5,951,372      595    1,801,743        500   (1,500)    (1,839,349)
                                          ----------  -------  -----------  ---------  --------  -------------
     Common stock issued for services        700,000       70      265.930
 valued at $.38 per share
                                          ----------  -------  -----------  ---------  --------  -------------
     Net loss for the period                                                                         (308,367)
                                          ----------  -------  -----------  ---------  --------  -------------
Balances, March 31, 2001                   6,651,372  $   665  $ 2,067,873        500  $(1,500)  $(2,147,716))
                                          ==========  =======  ===========  =========  ========  =============

                               See accompanying notes and accountant's review report.

                                            FONECASH, INC
                                   (A Development Stage Company)
                                      STATEMENTS OF CASH FLOW

                                                      Three           Three         Aug. 7,1997
                                                   Months Ended    Months Ended    (Inception) to
                                                    March 31,       March 31,        March 31,
                                                       2001            2000             2001
                                                  --------------  --------------  ----------------
Cash flows from operating activities
   Net loss                                       $    (308,367)  $    (108,882)  $    (2,147,716)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation                                        18,345          11,232           135,270
     Amortization                                           268             268             2,520
     Cash surrender value of life insurance                 ---           4,094               ---
     Common stock issued for services                   266,000              --         1,114,833

     Changes in assets and liabilities:
       (Increase in accounts receivable                  (6,020)            ---            (6,020)
       (Increase) in inventory                         (172,200)        (23,381)         (207,200)
       (Increase) in prepaid expenses                                        --           (25,000)
       Increase (decrease) in accounts payable           75,202          (1,486)          158,715
       Net cash used in operating activities           (126,772)       (118,155)         (974,598)
                                                  --------------  --------------  ----------------

Cash flows from investing activities:
   Organization costs                                        --              --              (368)
   Purchase of property and equipment                       ---          (9,788)         (220,625)
   Acquisition of patent rights                             ---             ---            (5,000)
                                                  --------------  --------------  ----------------
       Net cash used in investing activities                ---          (9,788)         (225,993)
                                                  --------------  --------------  ----------------

Cash flow from financing activities:
   Proceeds from short-term debt                          3,091          42,500           150,265
   Repayment of short term debt                          (5,565)         (2,239)         (29,786))
   Increase (decrease) in amounts due t
             officer/stockholder                        127,888             ---           128,571
    Purchase of treasury stock                              ---             ---            (1,500)
   Proceeds from sale of common stock                       ---             ---           953,505
                                                  --------------  --------------  ----------------
       Net cash provided by financing activities        125,414          40,261         1,201,055
                                                  --------------  --------------  ----------------

Net increase (decrease) in cash                          (1,358)        (87,682)              464
Cash at beginning of  period                              1,822         208.702                --
                                                  --------------  --------------  ----------------

Cash at end of period                             $         464   $     121,020   $           464
                                                  ==============  ==============  ================

             See accompanying notes and accountant's review report.

                                 FONECASH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

DESCRIPTION  OF  BUSINESS  AND  BASIS  OF  PRESENTATION
-------------------------------------------------------

The financial statements presented are those of FoneCash, Inc., a development stage company (the "Company"). The Company was incorporated under the laws of the State of Delaware on August 7, 1997. The Company has acquired the rights to market a patented electronic terminal that is used by retail merchants and in-home salespersons when payment is made with a credit or debit card. Revenues are expected to be generated from sales of the terminals and from transaction charges to banks.

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

INTANGIBLE  ASSETS
------------------

Intangible assets consist primarily of patent rights. Intangible assets are amortized on a straight-line basis over five years. Amortization expense was $268 and $268 for the three months ended March 31, 2001 and 2000, respectively.

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


LOSS  PER  COMMON  SHARE
------------------------

Loss per common share is computed by dividing the net loss by the weighted average shares outstanding during the period.

NOTE  2  -  STOCKHOLDERS'  EQUITY  (DEFICIT)

COMMON  STOCK
-------------

Since the date of inception, the Company has issued 5,951,372 shares of common stock, which includes 2,000,000 shares that were issued to officers and directors of the Company for services and costs advanced, valued at $.0001 per share, 200,000 shares that were valued at $.15 per share, 333,333 shares that were valued at $.81 per share, 1,466,667 shares that were valued at $.11 per share, and 700,000 shares that were valued at $.38 per share.

Dividends may be paid on outstanding shares as declared by the Board of Directors from time to time. Each share of common stock is entitled to one vote.

STOCK  OPTIONS
--------------

At March 31, 2001 the Company has reserved and granted 800,000 shares of common stock for issuance in connection with the stock option plan at an exercise price of $.50 per share. No options have been exercised as of March 31, 2001.

PREFERRED  STOCK
----------------

No shares of the Company's no par value preferred stock have been issued or are outstanding. Dividends, voting rights and other terms, rights and preferences of the preferred shares have not been designated but may be designated by the Board of Directors from time to time.

NOTE  3  -  INCOME  TAXES

There is no provision for income taxes since the Company has incurred net operating losses. At March 31, 2001, the Company has net operating loss carryforwards of $2,100,232, which may be available to offset future taxable income through 2021. A deferred tax asset has not been recorded for the net operating loss carryforwards due to uncertainties as to the ultimate realization of the deferred tax asset.

NOTE  4  -  PREPAID  EXPENSES

Prepaid expenses consists of a down payment of $25,000 on April 29, 1999 for the cost of printing brochures containing product and company information. The printing costs will be charged to income as the brochures are distributed. No brochures have been distributed as of March 31, 2001.

NOTE  5  -  PROPERTY  AND  EQUIPMENT

Property  and  equipment  consisted  of  the  following  at  March  31,  2001:


     Molds                                            $208,500
     Tools  and  test  equipment                        12,125
                                                    ----------
                                                       220,625

     Less  accummulted  depreciation                   135,270
                                                    ----------

                                                     $  85,355
                                                    ----------

Depreciation expense of $18,345 was charged to operations for the three months ended March 31, 2001.

NOTE  6  -  PATENT  RIGHTS

On November 1, 1997 the Company entered into a license agreement with Thomas J. Ulrich. Under this agreement the Company will acquire an exclusive license under the licensor's patent rights for U.S. patent number 4,803,719, pertaining to telephone line powered applications, for the primary purpose of utilizing the licensor's invention through sales of products and services. The Company is required to make payments of $30,000 for a non-refundable license execution fee based upon capital funding, and for royalties based upon gross sales of all licensed products sold. As of March 31, 2001 a license execution fee of $5,000 was capitalized and is being amortized over the remaining life of the patent of 5 years. The balance of the license execution fee of $25,000 is due upon funding of an Initial Public Offering or any other financing exceeding $500,000. The agreement also provides for a royalty of 3% of the gross sales of all licensed products and an annual minimum fee of $10,000 in 2000 and $20,000 for each year thereafter. In addition, minimum sales revenues of $500,000 for the year 2000 to a total $2 million in sales for the year 2003 and thereafter were agreed to. No additional payments were made under the license agreement during the year ended March 31, 2001.

NOTE  7  -  NOTES  PAYABLE

Notes payable consisted of the following at March 31, 2001:

Line  of   credit   with   Fleet   Bank,
unsecured,  guaranteed  by the president
of  the Company, interest at 2.75% above
prime,  monthly  payments equal to 2% of
principal  balance,  due  November  2001            $  94,807

SBA note payable to Habib American Bank,
unsecured,  interest   at  2.75%   above
prime,  payable  at  $ 1,650  per  month
including  interest,  due  September  1,
2002                                                    25,672

                                                    $  120,479
                                                    ==========

NOTE  8  -  GOING  CONCERN

The Company's financial statements have been prepared in conformity with principles of accounting applicable to a going concern. These principles contemplate the realization of assets and liquidation of liabilities in the normal course of business. As shown in the financial statements, the Company has incurred significant net losses and as of March 31, 2001, reflects a deficit accumulated during the development stage of $2,147,716. The Company has not commenced its planned principal operations. The Company's continued existence is dependent on its ability to generate sufficient cash flow or raise additional capital to meet its obligations on a timely basis. The Company has been exploring sources to obtain additional equity or debt financing. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. Accordingly, the Company's continuation as a going concern is in substantial doubt and the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence.

NOTE  9  -  RELATED  PARTY  TRANSACTIONS

The Company was indebted to an officer/stockholder for expenses advanced on behalf of the Company, in the amount of $128,571 at March 31, 2001. There are no specific terms for repayment.

The Company has leased its executive offices and storage facilities from the president of the Company under a month-to-month operating lease since the Company's inception. Rent expense amounted to $4,300 for the three months ended March 31, 2001.

The Company utilizes Advance Data Information Corporation ("ADI"), a Taiwan corporation owned by a director/stockholder of the Company, as its research and development laboratory. Research and development expenses under this arrangement totaling $9,700 was charged to operations during the three months ended March 31, 2001.

The Company purchased 1,000,000 shares representing an 8% interest in Tradeandswap.com, Inc. ("Trade and Swap") for $50,000. A consultant of the Company is a shareholder and principal officer of Trade and Swap. Tradeandswap.com, Inc. is a privately-held corporation that facilitates barter and trade swaps for individuals and businesses over a proprietary internet web site. The investment in Trade and Swap is carried at cost, as there is no readily available market for these shares. If an other-than-temporary impairment resulting from a decline in fair value in the investment shall be considered to have occurred, the cost basis shall be written down to fair value as a new cost basis and the amount of the write-down shall be included in earnings as a realized loss. As of March 31, 2001, the Company has written its investment in Trade and Swap down to zero since no future benefit can be determined as Trade and Swap operates in a volatile industry and has no proven record of success. An impairment loss of $50,000 has been reported in the Statements of Operations in 1999.

NOTE  10  -  CONSULTING  AGREEMENTS

On February 4, 1998 the Company entered into a consulting agreement with East Coast Entertainment, Inc. ("ECE") requiring payments of $50,000 per year in monthly installments once the Company attains gross revenues of $300,000. ECE will assign administrative duties including but not limited to, publicity, advertising, public relations, investor relations programs, news releases, hiring of all necessary outside contractors for any specialized projects, printing and development of the Company's annual reports, preparation of any design, print or art work, camera ready art, distribution of reports and corporate releases to State and Federal securities agencies. ECE is entitled to $100,000 annually once the Company achieves $500,000 in gross revenues. ECE is entitled to participate in the Company's stock option plans and group health plans pursuant to the same terms that apply to all senior key executives and other employees of the Company. The agreement is renewable annually for a period of ten years. No expenses have been recognized under this arrangement for the three months ended March 31, 2001.

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

NOTE  12  -  SUBSEQUENT  EVENTS

On March 21, 2001, the Company entered into an agreement to acquire four companies in China. On April 10, 2001, pursuant to the agreement with Universal Venture, a British Virgin Island holding company, the Company has acquired all the voting stock held by an original group of shareholders and will own 100 percent of the voting control of these companies in return for stock in the Company.

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

Fonecash, Inc. (the "Company") was incorporated under the laws of the State of Delaware on August 7,1997 and is in its development stage. The first sale of its products was made in during this period.

The Company incurred operating losses of $2,147,716 from Inception to March 31,2001. The Company expects its accumulated deficit to grow for the foreseeable future as total costs and expenses increases due principally to increased marketing expenses associated with its plans to undertake trials of its products and services. There can be no assurances that the Company will complete successful trials of its products and services, nor that sufficient revenues will be generated from the possible sales of such products and services to allow the Company to operate profitably.

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

Results  of  Operation

General and administrative expenses during the three months ending March 31, 2001 were $282,080 as compared to $64,996 for the same period in 2000, representing an increase of $217,084. The increase during the three month period ending March 31, 2001 was primarily due to an expansion of the general operations of the Company, including legal, accounting and printing associated with the filing of various documents with the Securities and Exchange Commission, as well as cost associated with the manufacture, shipping and storage of products for sale.

Compensation and related benefits during this three months was $1,200 and represented compensation to its president; this compares with compensation to its president of $16,000 for the three months ended March 31, 2000.

Balance  Sheet  Data

The Company's combined cash and cash equivalents totaled $238,684 for the period ending March 31,2001. This is an increase of $24,140 from $214,544 for the period ending March 31, 2000

The Company does not expect to generate a positive internal cash flow for at least the next nine months due to expected increase in spending for salaries and the expected costs of marketing and sales activtiies.

Property and equipment was valued at $85,355 for the period ending March 31, 2001 and this represents an increase of $3,466 for purchases of additional molds used the manufacturing of its products in Taiwan. The molds have a useful life of 3 years and are depreciated on a straight-line basis.

Part  II         Other  Information

Item  1          Legal  Proceedings

                 None

Item  2          Changes  in  Securities

                 None

Items  3         Defaults  upon  Senior  Securities

                 None

Item  4          Submission  of  Matters  to  a  Vote  of  Security  Holders

                 None

Item  5          Other  Information

                 None

Item  6          Exhibits  and  reports  on  Form  8-K

                 a.     Exhibit  Index

                 b.     Reports  of  Form  8-K

                 The Company did not file any reports on Form 8-K during the quarter ended March 31, 2001.


Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned who is duly authorized to sign as an officer and as the principal officer of the Company.

Fonecash,  Inc

By:       /s/  Daniel  E.  Charboneau
          -------------------------------------------
          Daniel  E.  Charboneau,  Chairman/CEO

Date:     June  8,  2001
          --------------

Exhibit Index

None