Form 10QSB
period 2001-06-30
FONECASH INC
filed 2001-08-20
CIK 1082594

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2001
                                                      --------


                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____to _____


                         Commission file number: 0-30536

                     ______________________________________

                                 FONECASH, INC.
             (Exact name of registrant as specified in its charter)

                     ______________________________________


          Delaware                                       22-3530573
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


90 Park Avenue, 1700, New York, New York                 10016-1301
(Address of principal executive offices)                 (Zip-Code)

Registrant's telephone number, including area code:     (212)984-0641

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

     The number of outstanding shares of the registrant's Common Stock, par value $.001 per share, was 6,651,372 on June 30, 2001.

================================================================================

                                 Fonecash, Inc.
                        Quarterly Report on Form 10-QSB
                     For the Quarter Ended on JUNE 30, 2001

                                Table of Contents

Part  I.       FINANCIAL  INFORMATION

Item  1        Consolidated  Financial  Statements  (Unaudited)

               Balance Sheets as of June 30, 2001 and December 31, 2000

               Statement of Operations for Six Month Period Ending June 30, 2001

               Statement of Cash Flow for Six Month Period Ending June 30, 2001

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

                                                       June 30      December 31
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
                                                     ============  =============

See accompanying notes and accountant's review report

                                       FONECASH,  INC.
                               (A  Development  Stage  Company)
                                    STATEMENTS OF OPERATION

                                                   Six             Six           Aug.7,1997
                                               Months Ended    Months Ended    (Inception) to
                                                 June 30,        June 30,         June 30,
                                                   2001            2000             2001
                                              --------------  --------------  ----------------
Revenue:
    Sales                                                     $          --   $         6,020
    Cost of sales                                                        --             2,800
                                              --------------  --------------  ----------------
        Gross profit                                                     --             3,220
Interest Income                                                       4,154             5,199
                                              --------------  --------------  ----------------
        Total revenue                                                 4,154             8,419
                                              --------------  --------------  ----------------

                                              --------------  --------------  ----------------
Cost and expenses
   Depreciation                               $      18,345   $      22,464   $       135,270
   Amortization                                         268             536             2,520
   Research and development, related party            9,700          24,090           383,756
   Officer's compensation                                            28,129           271,429
   Impairment of investment in related party                                           50,000
   General and administrative                        82,080         115,734         1,313,160
                                              --------------  --------------  ----------------
                                                    110,393         190,953         2,156,135
                                              --------------  --------------  ----------------

Net loss                                      $    (110,393)  $    (186,799)  $    (2,147,716)
                                              ==============  ==============  ================

Basic and diluted loss per common share       $        (.05)  $        (.05)  $          (.56)
                                              ==============  ==============  ================

Weighted average common shares outstanding    $   6,234,705   $   3,836,338   $     3,820,358
                                              ==============  ==============  ================

              See accompanying notes and accountant's review report

                                                    FONECASH,  INC.
                                           (A  Development  Stage  Company)
                                     STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY
                              FOR THE PERIOD AUGUST 7,1997 (INCEPTION) TO JUNE 30, 2001

                                                                                                           Deficit
                                                                       Additional  Treasury    stock     Accumulated
                                             Common         Stock       Paid-in    ---------  --------      from
                                             Shares        Amount       Capital     Shares     Amount     Inception
                                          ------------  -------------  ----------  ---------  --------  -------------
Balances, August 7,1997 (Inception)                                    $                                $
   Common stock issued for services
   and costs advanced, valued at $.0001
   per share                                2,000,000            200           --                                 --
   Common stock issued for services
      Valued at $.15 per share                200,000             20       29,980
   Net loss for the period                         --             --           --                            (61,404)
                                          ------------  -------------  ----------  ---------  --------  -------------

Balances, December 31,1997                  2,200,000            220     29,980--                            (61,404)

   Sale of common stock ($.4156 per           204,500             20       84,965                                 --
share)
   Net Loss                                        --             --           --                            (95,211)
                                          ------------  -------------  ----------  ---------  --------  -------------

Balances, December 31,1998                  2,404,500            240      114,945                           (156,615)
   Sale of common stock($.7622 per          1,098,505            110      837,160                                 --
share)
   Capital contributed for services                --             --       60,000                                 --
   Common stock issued for services
       Valued at $.81 per share               333,333             33      269,967
   Net loss                                                       --           --                           (785,366
                                          ------------  -------------  ----------  ---------  --------  -------------

   Balances, December 31, 1999              3,836,338            383    1,282,072                           (941,981)
     Sale of common stock ($1.25 per           25,000              3       31,247
share)
     Common stock issued for services
valued at $.5312 per share                    623,367             62      331,071
     Purchase of treasury stock                                                         500    (1,500)
      Net Loss for the period                                                                               (897,368)
                                          ------------  -------------  ----------  ---------  --------  -------------
Balances, December 31,2000                  5,951,372            595    1,801,743       500    (1,500)    (1,839,349)
                                          ------------  -------------  ----------  ---------  --------  -------------
     Common stock issued for services         700,000             70      265.930
valued at $.38 per share
                                          ------------  -------------  ----------  ---------  --------  -------------
     Net loss for the period                                                                                (308,367)
                                          ------------  -------------  ----------  ---------  --------  -------------
Balances, June 30, 2001                     6,651,372   $        665   $2,067,873       500   $(1,500)  $(2,147,716))
                                          ============  =============  ==========  =========  ========  =============

                          See accompanying notes and accountant's review report.

                                          FONECASH,  INC
                                   (A Development Stage Company)
                                      STATEMENTS OF CASH FLOW

                                                       Six             Six          Aug. 7,1997
                                                   Months Ended    Months Ended    (Inception) to
                                                     June 30,        June 30,         June 30,
                                                       2001            2000             2001
                                                  --------------  --------------  ----------------
Cash flows from operating activities
   Net loss                                       $    (110,393)  $    (186,799)  $    (2,147,716)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation                                        18,345          22,464           135,270
     Amortization                                           268             536             2,520
     Cash surrender value of life insurance                 ---           6,838               ---
     Common stock issued for services                       ---              --         1,114,833

     Changes in assets and liabilities:
       (Increase in accounts receivable                     ---             ---            (6,020)
       (Increase) in inventory                              ---         (28,311)         (207,200)
       (Increase) in prepaid expenses                                        --           (25,000)
       Increase (decrease) in accounts payable           45,202          (1,306)          158,715
       Increase (decrease) in amounts due to an
                officer/stockholder                                      (5,660)
                                                  --------------  --------------  ----------------
       Net cash used in operating activities            (45,578)       (192,238)         (974,598)
                                                  --------------  --------------  ----------------

Cash flows from investing activities:
   Organization costs                                        --              --              (368)
   Purchase of property and equipment                       ---          (9,788)         (220,625)
   Acquisition of patent rights                             ---             ---            (5,000)
                                                  --------------  --------------  ----------------
       Net cash used in investing activities                ---          (9,788)         (225,993)
                                                  --------------  --------------  ----------------

Cash flow from financing activities:
   Proceeds from short-term debt                          1,000          42,500           150,265
   Repayment of short term debt                          (5,565)         (4,956)         (29,786))
   Increase (decrease) in amounts due to
             officer/stockholder                         51,567             ---           128,571
    Purchase of treasury stock                              ---             ---            (1,500)
   Proceeds from sale of common stock                       ---             ---           953,505
                                                  --------------  --------------  ----------------
       Net cash provided by financing activities         44,002          37,544         1,201,055
                                                  --------------  --------------  ----------------

Net increase (decrease) in cash                          (1,576)       (164,482)              464
Cash at beginning of  period                                464         208.702                --
                                                  --------------  --------------  ----------------

Cash at end of period                             $         464   $      44,220   $           464
                                                  ==============  ==============  ================

                      See accompanying notes and accountant's review report.

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

The Company incurred operating losses of $2,147,716 from Inception to June 30, 2001. The Company expects its accumulated deficit to grow for the foreseeable future as total costs and expenses increases due principally to increased marketing expenses associated with its plans to undertake trials of its products and services. There can be no assurances that the Company will complete successful trials of its products and services, nor that sufficient revenues will be generated from the possible sales of such products and services to allow the Company to operate profitably.

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

Results  of  Operation

General and administrative expenses during the six months ending June 30, 2001 were $82,080 as compared to $115,734 for the same period in 2000, representing an decrease of $33,654. The increase during the three month period ending June 30, 2001 was primarily due to an expansion of the general operations of the Company, including legal, accounting and printing associated with the filing of various documents with the Securities and Exchange Commission, as well as cost associated with the manufacture, shipping and storage of products for sale.

Compensation and related benefits during this three months was $0 and represented compensation to its president; this compares with compensation to its president of $28,129 for the six months ended June 30, 2000.

Balance  Sheet  Data

The Company's combined cash and cash equivalents totaled $238,684 for the period ending June 30,2001. This is an increase of $96,010 from $142,674 for the period ending June 30, 2000

The Company does not expect to generate a positive internal cash flow for at least the next nine months due to expected increase in spending for salaries and the expected costs of marketing and sales activtiies.

Property and equipment was valued at $85,355 for the period ending June 30, 2001 and this represents an increase of $3,466 for purchases of additional molds used the manufacturing of its products in Taiwan. The molds have a useful life of 3 years and are depreciated on a straight-line basis.

Part  II         Other  Information

Item  1          Legal  Proceedings

                 None

Item  2          Changes  in  Securities

                 None

Items  3         Defaults  upon  Senior  Securities

                 None

Item  4          Submission  of  Matters  to  a  Vote  of  Security  Holders

                 None

Item  5          Other  Information

                 None

Item  6          Exhibits  and  reports  on  Form  8-K

                 a.   Exhibit  Index

                 b.   Reports  of  Form  8-K

                 The Company did not file any reports on Form 8-K during the quarter ended June 30, 2001.


Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned who is duly authorized to sign as an officer and as the principal officer of the Company.

Fonecash,  Inc

By:  /s/  Daniel  E.  Charboneau
     ----------------------------------------
     Daniel  E.  Charboneau,  Chairman/CEO

Date:  August  20,  2001