Form 10QSB
period 2001-09-30
FONECASH INC
filed 2001-11-14
CIK 1082594

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   Form 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2001
                                               ------------------
                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____to ______

                         Commission file number: 0-30536

                        _______________________________

                                 FoneCash, Inc.
             (Exact name of registrant as specified in its charter)

                        _______________________________


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

         The number of outstanding shares of the registrant's Common Stock, par value $.001 per share, was 9,039,348 on September 30, 2001.

================================================================================

                                 Fonecash, Inc.
                         Quarterly Report on Form 10-QSB
                   For the Quarter Ended on September30, 2001

                                Table of Contents



Part I.  FINANCIAL INFORMATION

Item 1   Consolidated Financial Statements (Unaudited)

         Balance Sheets as of September 30, 2001 and December 31, 2000

         Statement of Operations for Nine Month Period Ending September 30, 2001

         Statement of Cash Flow for Nine Month Period Ending September 30, 2001

         Notes to Consolidated Financial Statements

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II   OTHER INFORMATION

         Incorporated by reference in the Company's Form 10-SB, Amendment 3 registration statement, along with all exhibits, submitted on May , 2000




                                        FONECASH, INC
                                (A Development Stage Company)
                                        Balance Sheets
                                            ASSETS
                                            ------
                                                                  September 30    December 31
                                                                      2001           2000
                                                                  -----------    -----------
Current assets:
   Cash                                                           $     2,298    $     1,822
   Accounts receivable                                                 15,660           --
   Inventory                                                          201,476         35,000
   Prepaid expenses                                                    25,000         25,000
                                                                  -----------    -----------
                                                                      244,434         61,822
                                                                  -----------    -----------

Property and equipment, net                                            67,010        103,700
                                                                  -----------    -----------

Other assets:
   Patent rights, net                                                   2,500          3,000
   Other                                                                   80            116
                                                                  -----------    -----------
                                                                        2,580          3,116
                                                                  -----------    -----------
                                                                  $   314,024    $   168,638
                                                                  ===========    ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                        ----------------------------------------------

Current liabilities:
   Accounts payable                                               $   168,263    $    83,513
   Due to an officer/stockholder                                      140,391            683
   Note payable                                                       122,951        122,953
                                                                      431,605        207,149

Stockholders' equity(deficit): (Note 2)
   Preferred stock; $.0001 par value; authorized -
   5,000,000 shares; issued - none                                       --             --
   Common stock; $.0001 par value; authorized -
   20,000,000 shares; issued and outstanding -
   6,651,372 shares in 2001 and 5,951,372 in 2000                         904            595
Additional paid-in capital                                          2,647,434      1,801,743
Treasury stock, 500 shares at cost                                     (1,500)        (1,500)
Deficit accumulated during the development stage                   (2,764,419)    (1,839,349)
                                                                  -----------    -----------
          Total stockholders' equity                                 (117,581)       (38,511)
                                                                  -----------    -----------
                                                                  $   314,024    $   168,638
                                                                  ===========    ===========
See accompanying notes and accountant's review report


                                             FONECASH, INC.
                                      (A Development Stage Company)
                                         Statements of Operation



                                                        Nine               Nine              Aug.7,1997
                                                    Months Ended       Months Ended       (Inception) to
                                                    September 30,      September 30,       September 30,
                                                        2001               2000                 2001
                                                    -----------         -----------         -----------
Revenue:
    Sales                                           $    15,660                --           $    15,660
    Cost of sales                                         8,524                --                 8,524
                                                    -----------         -----------         -----------
        Gross profit                                      7,136                --                 7,136
Interest Income                                               7               4,154               5,200
                                                    -----------         -----------         -----------
        Total revenue                                     7,143               4,154              12,336
                                                    -----------         -----------         -----------
                                                    -----------         -----------         -----------
Cost and expenses
   Depreciation                                     $    36,690         $    22,464         $   153,615
   Amortization                                             537                 536               2,789
   Research and development, related party                9,700              24,090             383,756
   Officer's compensation                                 1,200              28,129             271,429
   Impairment of investment in related party                                                     50,000
   Impairment of investment in subsidiaries             450,000                                 450,000
   General and administrative                           434,086             115,734           1,465,166
                                                    -----------         -----------         -----------
                                                        932,213             190,953           2,776,755
                                                    -----------         -----------         -----------
Net loss                                            $  (925,070)        $  (186,799)        $(2,764,419)
                                                    ===========         ===========         ===========
Basic and diluted loss per common share             $      (.13)        $      (.05)        $      (.70)
                                                    ===========         ===========         ===========

Weighted average common shares outstanding          $ 6,919,720         $ 3,836,338         $ 3,953,276
                                                    ===========         ===========         ===========








                          See accompanying notes and accountant's review report




                                                        FONECASH, INC.
                                                (A Development Stage Company)
                                         Statements of Change in Stockholders' Equity
                                For the period August 7,1997 (Inception) to September 30, 2001


                                                                                                                   Deficit
                                                                        Additional     Treasury       Stock       Accumulated
                                                Common        Stock      Paid-in      ----------    ----------       from
                                                Shares       Amount      Capital        Stock         Amount      Inception
                                             ----------    ----------    ----------   ----------    ----------    ----------
Balances, August 7,1997 (Inception)                                      $                                        $
   Common stock issued for services
   And costs advanced, valued at $.0001
   Per share                                  2,000,000           200          --                                         --
   Common stock issued for services
      Valued at $.15 per share                  200,000            20        29,980
   Net loss for the period                         --            --            --                                    (61,404)
                                             ----------    ----------    ----------   ----------    ----------    ----------
Balances, December 31,1997                    2,200,000           220        29,980                                  (61,404)
   Sale of common stock ($.4156 per share)      204,500            20        84,965                                       --
   Net Loss                                        --            --            --                                    (95,211)
                                             ----------    ----------    ----------   ----------    ----------    ----------
Balances, December 31,1998                    2,404,500           240       114,945                                 (156,615)
   Sale of common stock($.7622 per share)     1,098,505           110       837,160                                      --
   Capital contributed for services                --            --          60,000                                      --
   Common stock issued for services
                                                333,333            33       269,967
       Valued at $.81 per share
   Net loss                                                      --            --                                   (785,366)
                                             ----------    ----------    ----------   ----------    ----------    ----------
   Balances, December 31, 1999                3,836,338           383     1,282,072                                 (941,981)
     Sale of common stock ($1.25 per             25,000             3        31,247
share)
     Common stock issued for services           623,367            62       331,071
valued at $.5312 per share
     Purchase of treasury stock                                                              500        (1,500)
      Net Loss for the period                                                                                       (897,368)
                                             ----------    ----------    ----------   ----------    ----------    ----------
Balances, December 31,2000                    5,951,372           595     1,801,743          500        (1,500)   (1,839,349)
                                             ----------    ----------    ----------   ----------    ----------    ----------
     Common stock issued for services           700,000            70      265.930
valued at $.38 per share
                                             ----------    ----------    ----------   ----------    ----------    ----------
     Sale of common stock($.035 per share)      287,976            29         9,971
                                             ----------    ----------    ----------   ----------    ----------    ----------
     Common stock issued for services,
valued at $.10 per share                      1,200,000           120       119,880
                                             ----------    ----------    ----------   ----------    ----------    ----------
     Common stock issued in acquisition
of subsidiaries, valued at $.50/share           900,000            90       449,910
                                             ----------    ----------    ----------   ----------    ----------    ----------
     Net loss for the period                                                                                         (925,070)
                                             ----------    ----------    ----------   ----------    ----------    ----------
Balances, September 30, 2001                  9,039,348    $      904    $2,647,434          500    $   (1,500)   $(2,764,419)
                                             ==========    ==========    ==========   ==========    ==========    ===========



                                 See accompanying notes and accountant's  review report.




                                            FONECASH, INC
                                    (A Development Stage Company)
                                       Statements of Cash Flow




                                                              Nine           Nine        Aug. 7,1997
                                                          Months Ended    Months Ended  (Inception) to
                                                          September 30,   September 30,  September 30,
                                                              2001            2000          2001
                                                           -----------    -----------    -----------
Cash flows from operating activities
   Net loss                                                $  (925,070)   $  (186,799)   $(2,764,419)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation                                               36,690         22,464        153,615
     Amortization                                                  537            536          2,789
     Cash surrender value of life insurance                       --            6,838           --
     Common stock issued for services                          386,000           --        1,234,833
     Common stock issued in acquisition of subsidiaries        450,000           --          450,000
     Changes in assets and liabilities:
       (Increase in accounts receivable                        (15,660)          --          (15,660)
       (Increase) in inventory                                (166,476)       (28,311)      (201,476)
       (Increase) in prepaid expenses                                            --          (25,000)
       Increase (decrease) in accounts payable                  84,750         (1,306)       168,263
                                                           -----------    -----------    -----------
       Net cash used in operating activities                  (149,229)      (186,578)      (997,055)
                                                           -----------    -----------    -----------

Cash flows from investing activities:
   Organization costs                                             --             --             (368)
   Purchase of property and equipment                             --           (9,788)      (220,625)
   Acquisition of patent rights                                   --             --           (5,000)
                                                           -----------    -----------    -----------
       Net cash used in investing activities                      --           (9,788)      (225,993)
                                                           -----------    -----------    -----------

Cash flow from financing activities:
   Proceeds from short-term debt                                15,972         42,500        163,146
   Repayment of short term debt                                (15,974)        (4,956)       (40,196)
   Increase (decrease) in amounts due to
             officer/stockholder                               139.707         (5,660)       140,391
   Purchase of treasury stock                                      --            --           (1,500)
   Proceeds from sale of common stock                           10,000           --          963,505
                                                           -----------    -----------    -----------
       Net cash provided by financing activities               149,705         31,884      1,225,346
                                                           -----------    -----------    -----------

Net increase (decrease) in cash                                    476       (164,482)         2,298
Cash at beginning of  period                                     1,822        208.702           --
                                                           -----------    -----------    -----------
Cash at end of period                                      $     2,298    $    44,220     $    2,298
                                                           ===========    ===========     ==========


                        See accompanying notes and accountant's review report.

                         FONECASH, INC AND SUBSIDIARIES
                          (A Development Stage Company)
                                   Form 1OQSB
                        Quarter Ended September 30, 2001
                   Notes to Consolidated Financial Statements


Note 1 -- Condensed Consolidated Financial Statements

Basis of Presentation
---------------------

The accompanying interim unaudited consolidated financial statements include the accounts of FoneCash, Inc. and its subsidiaries which are hereafter referred to as (the "Company"). All intercompany accounts and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's report on Form 10-KSB for the year ended December 31, 2000.

Note 2 -- Business Combination

On April 10, 2001, pursuant to an agreement with Richwoodland Profits Corporation ("RPC") and Universal Venture Limited "UVL"), each a British Virgin Island holding company, the Company has acquired all of the voting stock of four foreign companies that were wholly-owned by RPC and UVL in return for 900,000 shares of common stock of the Company, valued at $.50 per share. The companies acquired are start-up companies that have no assets, liabilities, revenue, expenses and results of operations. The investment in the companies has been reported entirely as goodwill, as there is no value in the companies.

The four acquired companies are Universal Information Technology, (Hong Kong) Limited, a company which has developed a video compression technology for Internet and wireless app1ications Firstech Ventures (Hong Kong) Limited, a company that locates engineering services for

                         FONECASH, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                                   Form 1OQSB
                        Quarter Ended September 30, 2001
                   Notes to Consolidated Financial Statements

environmental projects in China, especially land fill projects, waste water and waste oil treatment facilities, and waste liner projects, Tech Unity Technology, (Hong Kong) Limited, which engages in gathering information and research about business opportunities in China for dissemination among U.S. and Australian bidders, and Fonecash.com (Hong Kong) Limited, a company engaged in the wireless processing of credit and debit cards for the mobile merchants.

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase business combination must meet to be recognized and reported apart from goodwill. The Company has adopted the provisions of Statement 141 in reporting the business combination.

Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. The Company has adopted the provisions of Statement 142 and has written the goodwill associated with the business combination down to zero, as no future benefit can be determined. An impairment loss of $450,000 has been reflected in the consolidated statements of operations.

Note 2 -- Stockholders' Equity (Deficit)

Common Stock
------------

Since December 3 1, 2000, the Company has issued 1,900,000 shares of common stock for consulting services, of which 700,000 shares were valued at $0.38 per share and 1,200,000 were valued at $0.10 per share. The Company has also sold 287,976 shares of common stock at $0.035 per share. The Company has issued 900,000 of

                         FONECASH, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                                   Form 1OQSB
                        Quarter Ended September 30, 2001
                   Notes to Consolidated Financial Statements


common stock valued at $0.50 per share in exchange for four foreign companies, as previously discussed.

Stock Options
-------------

At June 30, 2001 the Company has granted 800,000 shares of common stock for issuance in compensation for business services to Reginald Clarke at the price of $0.50 per share.

Loss Per Common Share
---------------------

Loss per common share is computed by dividing the net loss by the weighted average shares outstanding during the period.

**********************____________*******************__________*****************

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

The Company incurred operating losses of $2,764,419 from Inception to September 30, 2001. The Company expects its accumulated deficit to grow for the foreseeable future as total costs and expenses increases due principally to increased marketing expenses associated with its plans to undertake trials of its products and services. There can be no assurances that the Company will complete successful trials of its products and services, nor that sufficient revenues will be generated from the possible sales of such products and services to allow the Company to operate profitably.

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

Results of Operation

General and administrative expenses during the nine months ending September 30, 2001 were $932,213 as compared to $190,953 for the same period in 2000, representing an increase of $741,260. The increase during the nine month period ending September 30, 2001 was primarily due to an expansion of the general operations of the Company, including legal, accounting and printing associated with the filing of various documents with the Securities and Exchange Commission, as well as cost associated with the manufacture, shipping and storage of products for sale.

Compensation and related benefits during this nine months was $1,200 and represented compensation to its president; this compares with compensation to its president of $28,129 for the nine months ended September 30, 2000.

Balance Sheet Data

The Company's combined cash and cash equivalents totaled $7,143 for the period ending September 30, 2001. This is an increase of $2,989 from $4,154 for the period ending September 30, 2000

The Company does not expect to generate a positive internal cash flow for at least the next nine months due to expected increase in spending for salaries and the expected costs of marketing and sales activtiies.

Property and equipment was valued at $67,010 for the period ending September 30, 2001 and this represents an increase of $36,690 for purchases of additional molds used the manufacturing of its products in Taiwan. The molds have a useful life of 3 years and are depreciated on a straight-line basis.

Part II        Other Information

Item 1         Legal Proceedings

               None

Item 2         Changes in Securities

               None

Items 3        Defaults upon Senior Securities

               None

Item 4         Submission of Matters to a Vote of Security Holders

               None

Item 5         Other Information

               None

Item 6         Exhibits and reports on Form 8-K

               a.       Exhibit Index

               b.       Reports of Form 8-K

               The Company did not file any reports on Form 8-K during the quarter ended September 30, 2001.


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

Date:    November 14, 2001