Form 10KSB
period 2001-12-31
FONECASH INC
filed 2002-04-15
CIK 1082594

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20546

                                   FORM 10-KSB


                 GENERAL FORM FOR REGISTRATION OF SECURITIES OF
                             Small Business Issuers
       Under Section 12(b) or 12(g) of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2001


                                  FONECASH, INC
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)


            Delaware                                    22-3530573
--------------------------------------------------------------------------------
   State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

              90 Park Avenue, Suite 1700, New York, New York 10016
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


Issuer's telephone number (212) 984-0641
                           -------------

Securities to be registered under Section 12(b) of the Act:

None


Securities registered under Section 12(g) of the Act:

COMMON STOCK, par value $.0001 per share


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ]


Number of shares of Common Stock outstanding: 14,899,056

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


Item 5     Market for Common Equity and Related Stockholder Matters

Item 6     Management's Discussion and Analysis or Plan of Operation

Item 7     Financial Statement

Item 8 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

                             PART III


Item 9     Directors, Executive Officers, Promoters and Control Persons

Item 10    Executive Compensation

Item 11    Security Ownership of Certain Beneficial Owners and Management.

Item 12    Certain Relationships and related Transactions

Item 13    Exhibits and reports on Form 8-K

                                     PART I

Item 1 -Business

Fonecash, Inc. (the "Company") was incorporated under the laws of the State of Delaware on August 7, 1997 and is engaged in the payment processing of transactions for banks and their merchants through its terminals and proprietary system. The Company is in the process of developing a wired and wireless gateway to convert consumers' credit and debit card information collected by mobile merchants into a format that can be processed by banks. The Company will act as a payment system service provider between banks, mobile merchants and their customers. The Company will charge merchants a fixed transaction fee to process their payments.

The Company remains in development stage and has no operating profits to date. It is still in the process of acquiring additional funds, training personnel, manufacturing its products, and developing its markets.

The Company incurred operating losses of $1,878,498 during 2001. The Company spent a total of $58,200 on Research and Development from Inception to December 31, 2001. The Company expects its accumulated deficit to grow for the foreseeable future.

The Company's Operations to Date

The Company is developing a system of processing credit cards for an under served community of low volume merchants and in-home salespersons consisting of a fixed wire or wireless terminal and a system of computers, utilizing established communications networks, both wired and wireless, for processing the data from credit and debit cards.

Terminals are electronic collectors of credit and debit data from the magnetic stripe or Smart Card. In the case of debit and credit cards the Fonecash system will collect the data from the card when a merchant accepts it for payment of goods or services. This data will then be transmitted to processors where the validity of the card number is confirmed and the amount of the purchase is authorized to the cardholder's account. Settlement occurs when the collected and stored data is sent to the card issuing bank which charges the customer's account and electronically deposits payment in the merchant's bank account, usually within 24 - 48 hours.

The Company intends to market a product line and a complete processing system that aims to be of high quality and simple to operate. The Company, and not the individual merchant, will take the responsibility for closing the day's receipts and uploading the data to a third party payment processor, such as Paymenttech, Visanet, or First Data Resources, for settlement, which results in payments being deposited in the merchants' bank account within 48 hours. Because the Company, will not only provide a terminal, but also, will provide a service that facilitates the collection of daily payment receipts, and will transmit these electronic receipts for payment and deposit of funds to each merchant, the Company believes that it will be able to compete with the current makers of terminals. The Company also believes that it will be able to compete with payment processors who only support terminalswhich transmit credit card data to them after the merchant has manually collated the day's electronic receipts which are then transmitted to the payment processor.

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

The Verification, Authorization and Settlement Process

When a consumer presents a Visa or Mastercard to a merchant in payment for goods or services, the clerk swipes the card through an electronic terminal that connects by phone lines or a wireless network to a card processor (FDR, Paymentech, or others) whose servers access the Visa/Mastercard network to get verification that the card is valid and to get authorization for the amount to be charged to the cardholder so that the amount does not exceed the cardholder's credit limit. If the authorization transaction succeeds, the cardholder's bank that issued the credit card will put a "hold" for the purchase amount so that, when the settlement or deposit transaction takes place, the funds will be available to pay the merchant. An approval number is generated and the merchant has the cardholder sign a receipt which is kept on file by the merchant for up to six years.



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



The FoneCash Technology

Currently there are two models of the Fonecash fixed wired terminal, one a desk model and another is a hand-held model, which are manufactured by Yue-Shoung, Ltd. in Taiwan, and currently, the Company is also developing a wireless, hand-held terminal that will process transactions over a cellular network. Fonecash fixed wired terminals operate on a different system than the terminals currently sold by its competitors, utilizing an Interactive Voice Response (IVR) network - which means that the merchant is being prompted through the various steps involved in taking credit cards for payment of goods and services and connected to the Company's servers which uses commercially available software developed by Atomic Software of Atlanta and certified to connect to various payment processors, such as First Data Resources and Paymentech, who then, connect to the Visa/Mastercard networks for verification, authorization and settlement services. The process of verification, authorization and settlement is the same for the Company's system, except that the Company's servers are in-between the Company's terminals and the payment processor's servers. The Company believes that this will eliminate the resistance of the payment processors to certifying new terminals because their servers do not "see" what terminal is transmitting data; all their servers see is a stream of data from another server (computer). The Company's system is intended to capture the transactions of small merchants onto its servers and bundle the transactions together for settlement so that the volume is greater and thus become more attractive to the payment processors because of the increased transactions, which translated into a rise in revenues.


Competition

The  Company  does  not  believe  that  it  faces   competition   from  existing
manufacturers or payment processors, which operate in the traditional transaction processing industry, because those companies are not interested in low volume merchants, and low volume merchants resist the cost related to automated terminals. The Company intends to target the very segment of the market which these companies neglect because of their low volume. Management believes that the fonecash system's simplicity and ease of operation will make it attractive to these merchants even if they are able to obtain service from the larger companies offering terminals and payment processing services. Moreover, the Company knows of no other companies planning to target this market niche, or which offer both terminals and payment processing services under one system.

Terminal Manufacturers

According to The Nilson Report, a bi-monthly publication of the credit payment systems industry, in Oxnard, California, the leader among the terminal makers is Verifone, a U.S. based company. It is generally conceded that Verifone has market share of 65% of the terminal market worldwide, based upon delivery and installation of products.

Hypercom was founded in Australia, and has a U.S. base in Phoenix, Arizona and is a privately held company. Management believes Hypercom is the second largest maker of on-line stationary terminals with approximately 16% share of the market for sale and installation of these electronic devices.

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

Risks from Competitors

Even though the Company believes it has strategies to overcome barriers to entry into this industry and that it has no direct competitors in its specific market, the terminal manufacturers and the payment processors have longer operating histories and significantly greater financial, technical, marketing and other resources than the Company. Many of these companies have extensive customer bases and strong customer relationships that they could leverage, including relationships with the Company's potential customers. These companies also have significantly more established customer service organizations than the Company will be able to develop. In addition, these companies may adopt aggressive pricing policies. There can be no assurances that that the Company will be able to counter the impact or the level of the pricing.

Employees

The Company employs 3 full time employees in the United States; 2 employees in Shanghai, China and 14 engineers in Kaoshiung, Taiwan who are engaged in development of the Company's products and the development of the Company's software and firmware operating system.

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

     1. M-Commerce. The Company anticipates that a large market for the fonecash wireless terminal will be the traveling sales representative. The terminal is portable and ideal for this application. The salesperson carrying this unit could be selling cosmetics, household products, insurance policies, encyclopedias or a number of other items. After a demonstration of products or an explanation of services, the in-home salesperson could accept payment by credit or debit card by merely attaching the fonecash terminal to the standard telephone. While the Company has not sold any of its products to in-home sales persons, it believes that use of the fonecash terminal by in-home salespersons represents a significant potential.

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


The Company's Future Strategy

The Company's goal is to establish itself as a prominent force in the automated transaction industry by pursuing the following strategies:

          o Develop other markets for transaction automation, such as in-home sales and the home market, wireless transmission and accessing Social Security benefits and payment of income taxes.

          o Target the low volume, paper based merchants which the Company estimates number approximately 1.3 million accounts by some 83 banks and financial institutions in the United States.

          o    Develop   opportunities   for   transaction   automation  in  the
               international payment processing market, which the Company believes, is largely untapped and potentially larger than the U.S. market.

          o Entering new segments of the payment processing market by developing terminals for in-home use to transfer money onto pre-pay telephone cards.

Management of the Company believes that the foregoing factors are the key elements of its operational strategy.

Sources of Revenues

Through December 31, 2001, the Company had revenue of $10,840 from sale of its products. If the Company can realize its goals as set forth above, revenue could potentially come from fees that merchants and banks would pay to the Company for its terminals and use of its processing system.

Manufacturing

The manufacturing of the Company's products is out-sourced to Yue-Shoung, Ltd., or in English, Ever Prosperity Electronics Corp. an electronic manufacturer of telephones and telephone equipment, located in Taiwan, with revenues of $150 million in 1999. This supplier makes a line of electronic products, including touch screen displays, close-circuit video security systems, video telephones and similar electronic products. The Company has no relationship with Yue-Shoung other than as supplier to buyer, except that the Company has agreed that Yue-Shong will be the Company's exclusive supplier until the molds have to be re-placed. Manufacturing is done under a purchase order issued to Yue-Shong by Advance Information Data (ADI), Taiwan, which terms of payment are one-third cash deposit at the start of making the mold for production of the plastic housing; one-third cash payment at the start of the production run, and one-third cash payment at the completion and inspection of the final product. The Company reimburses ADI for payment made under its existing agreement with ADI for consulting and procurement services.

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

The Company intends to engage a firm in 2002 to create promotional brochures regarding the Company's terminals and services, emphasizing price, quality and support services. This material is expected to be sold at cost to distributors to be used in their sales presentation. Annually, the Company plans to participate in 4 to 6 forums and exhibitions, such as the Retail Merchants' Show, the Debit Forum, the American Bankers' Association, the Fraud and Security Forum, the COMDEX show, where wireless products and innovative computer and telecommunication products are presented, and the Food and Restaurant exhibition. The Company also intends to engage a firm to design and place advertisements in several of the industry's leading publications, including Credit Card Management, the Blue Book Directory of the Credit Card Industry and P0S News, a monthly publication from Faulkner & Gray, a publisher in New York.

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

The Company's Limited Operating History May Prevent it From Achieving Success.

The Company's inception date was August 1997. It has a limited operating history, which may prevent it from achieving success. The Company's has had limited revenues and it operating profits are unproven. It will encounter challenges and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets. Chief among these challenges and difficulties are:


     o    persuading banks to out-source their paper-based merchant accounts;

     o finding and hiring personnel with an expertise in computer software and hardware technology;

     o    banking;

     o    credit card processing.

The Company may fail to address any of these challenges and the failure to do so would seriously harm the Company's business and operating results. It has limited insights into trends that may emerge and affect the Company's business.

The Company has Incurred Losses and Expects Future Losses

The Company has experienced operating losses in each period since inception and expects to incur losses in the future. On December 31,2001, the Company had an accumulated deficit of $3,728,847. The Company expects to increase its operating expenses. As a result, the Company will need to achieve revenues and profits. The Company's failure to achieve revenues would seriously harm the Company's business and operating results. In fact, the Company may not have any revenue growth.

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

The Company's Markets Are Highly Competitive

The Company's markets are new, rapidly evolving and highly competitive, and it expects this competition to persist and intensify in the future. The Company's failure to maintain and enhance its competitive position could seriously harm its business and operating prospects. It will encounter competition from a number of sources.

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

The Company Needs to Develop and Expand Its Sales and Marketing Capabilities

The Company needs to expand its marketing and sales operations in order increase market awareness of the Company's services and generate increased revenues. Competition for qualified sales personnel is intense, however, and :he Company may not be able to hire enough qualified individuals in the future. Company plans to establish marketing offices in other U.S. and Asian locations during 2002, and, thereafter, in Europe and South America by 2003. One office will be opened in each region initially, and additional offices will be opened if demand requires. The Company's services require sophisticated sales efforts targeted at senior management of the Company's prospective customers, which are principally banks and large international conglomerates.

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

Reliance on Key Personnel

The Company considers Daniel E. Charboneau and Dr. John Wu to be key employees. The loss of either of them could seriously harm the Company's business. The Company will maintain key man insurance on Mr. Charboneau and Dr. Wu, and, while these policies will protect the assets of the business , the loss of either of these employees will add a significant burden to the Company's future prospects.

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

Future Sales of Shares Could Affect The Company's Stock Price

If the Company's stockholders sell substantial amounts of the Company's common stock in the public market, the market price of the Company's common stock could fall. Of the Company's outstanding common stock as of December 31, 2001, 33 % is eligible for sale in the public market immediately.

Shareholders Will Receive No Dividends

The Company has never paid dividends and has no current plans to do so. Given the Company's financial position, it is unlikely that it will pay any. dividends in the foreseeable future. The Company plans instead to retain earnings, if any, to fund internal growth.

Proprietary Rights

The Company signed an exclusive, worldwide License Agreement for the technology developed by Mr. Thomas Ulrich and, originally patented in 1987. Yearly maintenance fees, however, were not paid for four years and the intellectual property rights lapsed. Therefore any other developer may attempt to use the technology at this time, unless Mr. Ulrich decides to attempt to re-instate his patent, or sell the right to do so to another. The Company, however, considers the technology valuable and believes that the niche market is large enough to accommodate several developers. In the main, however, the Company relies on copyrights to protect its operating system and various other software programs, as well as relying primarily upon its know-how, rather than patents, to develop and maintain its competitive position. The Company enters into confidentiality agreements with its employees and third parties. However, there can be no assurance that others will not develop products and internal safeguards equivalent or superior to those of the Company, or that the confidentiality agreements and internal safeguards upon which the Company relies will be adequate to protect its interests

Government Approval and Regulation

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

Item 2. Properties

The Company owns no property. The Company's principal office is located at 90 Park Avenue, Suite 1700, New York, New York 10016 and is part of a commercial executive suite of offices, maintained by HQ Workplaces which supplies secretarial services, phone and fax sending and receipt, in addition to conference rooms rented on an hourly basis. The average cost is between $250 to $540 a month, depending on the level of services used. The Company leases an additional location of approximately 1200 square feet at 475 Dobbs Ferry Road, White Plains, New York where it houses computers and inventory on a two-year lease with an option to renew for another two years. The monthly rental is $2,250.

Item 3.  Legal Proceedings

On April 8, 2002, the Company was served with a Notice of an Administrative Hearing at the Securities and Exchange Commission (SEC) offices in Washington, D.C. to be held on April 23, 2002, relating to certain allegations of the Enforcement Division of the SEC, that a Registration Statement on Form SB-2, filed on December 26, 2001 and amended thereafter, contained misrepresentations and omissions of material facts. The Commission seeks to have the ability to sell shares registered pursuant to the Registration Statement stopped. The Company is currently in discussions with the SEC to resolve this matter without a hearing and believes that this matter will be resolved shortly, in a manner that will not materially affect the ability to operate or to engage in further financing. The Company has been given an Offer for Settlement, which is currently under advisement with the Company's attorneys.


Also, on April 8, 2002, in a concurrent action, the Company was served with a Summons and Complaint, entitled Securities and Exchange Commission, Plaintiff v. Fonecash, Inc, and Daniel E. Charboneau, Defendants, entered at the United States District Court, District of Columbia. This action contains the same allegations as in the Notice of Administrative Hearing, related to alleged misrepresentations and omission in the filings of the Company. The Company is in discussions with the Commission related to the resolution of this matter and believes that a resolution will shortly be reached that will not materially impact on the operations of the Company.


The Company has been served with a Summons and Complaint from Fleet National Bank in an action commenced in the Supreme Court of the State of New York, County of New York entitled, Fleet National Bank v. Fonecash, Inc, Jean-Paul
                              --------------------------------------------------
Charboneau,  Individually and Jiann-Shong Wu,  Individually.  This action is for
-----------------------------------------------------------
the failure to pay the monthly payments on a Line of Credit with Fleet National Bank. The Company has filed an Answer and a Request for Documents and is waiting for a response. The Company intends to defend the action and believes that it will be resolved in a manner that does not materially impact the Company.


The Company has been threatened with litigation related to the use of Merrill Communications LLC. Merrill was used to file the Company's filings on the EDGAR system. They claim that a balance of $21,371.07, including interest is currently due. The Company has not yet been served with a Complaint by Merrill. Furthermore, the Company disputes the total amount due to Merrill. The Company believes that a resolution will be worked out that will not materially affect the Company. However, if a resolution can not be worked out, a judgment in the amount sought by Merrill might have a material adverse impact on the operations of the Company at this point in time.

Item 4 Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter. However, the Company did file notification that the majority of shares entitled to vote, did vote on January 16, 2002, to amend the Certificate of Incorporation of the Company to change authorized number of shares from 20,000,000 million shares of Common Stock, par value $0.0001 and 5,000,000 shares of preferred stock, par value $0.0001, to 500,000,000 million shares of Common Stock, par value $0.0001 and 10,000,000 shares of preferred stock, par value $0.001, for a total of 510,000,000 shares authorized.


                                     PART II

Item 5  Market  for the  Registrant's  Common  Equity  and  Related  Stockholder
        Matters.

The Company's common stock has traded on the OTC Bulletin Board under the symbol "FCSH" since July 3, 2000. The following table sets forth the high and low closing prices for the common stock for the periods indicated:

      2001                                  High                        Low
  Fourth Quarter                            $0.06                      $0.06
  Third Quarter                             $0.10                      $0.08
  Second Quarter                            $0.12                      $0.10
  First Quarter                             $0.40                      $0.34

As of December 31, 2001 there were approximately 270 holders of record of the common stock. On December 31, 2001, the closing sales price of the Company's common stock was $0.06 per share.

The Company has not paid any cash dividends on its Common Stock and does not presently intend to do so. Future dividend policy will be determined by its Board of Directors on the basis of its earnings, capital requirements, financial condition and other factors deemed relevant.

The Company's transfer agent is Manhattan Transfer Registrar Co., 58 Dorchester Road, Lake Ronkonkoma, New York 11779, (516) 585-7341


Recent Sales of Unregistered Securities

The Company issued shares of its common stock to the following shareholders for cash and for services.

Name                                                                      Shares

GoCharterCom, Inc                                                         50,000
Joseph Treutlein                                                          50,000

Richwoodland Profits Corporation                                         450,000
Universal Venture (BVI) Limited                                          450,000
Brian Sheppard                                                           800,000
George F. Amrhein                                                        300,000
Zazoff Associates, LLC                                                   100,000
Devine Nine Investment Club                                                4,000
Jack Gore                                                                 20,000
James H. Hoke                                                             30,612
Vintage Golf, Inc                                                         40,000
Steven L. Adler                                                           17,345
Joel Schneider                                                            20,000
Marc R. Cable                                                             10,000
Fred Kaplan                                                               68,671
Mesirow Financial                                                         33,978
Lewis A. Kaplan                                                           87,345
Ernie Kaplan                                                              40,000
Joseph D. Radcliffe                                                      400,000
Reginald L. Clark                                                      1,200,000
John Stone                                                               800,000
Stockgroup Information Systems, Inc                                      493,200
Charlotte B. Given                                                       320,000
James E. Czekner                                                         100,000
Julie Thompson                                                           200,000
Sharline Gordon                                                          100,000
Michael S. Krome, Esq                                                    250,000
Ken G. Upton                                                              62,530
Joseph B. LaRocco,Esq                                                    100,000

Item 6 - Management's Discussion and Analysis of Financial Condition and Plan of Operation

General

The Company has had revenues of $10,840 since its inception in August 1997 due to the fact that the Company is in the development stage mode for five years. The Company had a net loss of $3,717,847 since inception to December 31, 2001. Depreciable assets for this period consisted of $190,305 for production molds, which have a useful life of three years. $73,380 was considered as a depreciation expense for this period ending December 31, 2001.

The Company incurred operating losses of $3,717,847 from Inception to December 31,2001. The Company expects its accumulated deficit to grow for the foreseeable future as total costs and expenses increase due principally to increased marketing expense associated with its plans to undertake trials of its products and services. There can be no assurances that the Company will complete successful trials of its products and services, nor that sufficient revenues will be generated from the possible sales of such products and services to allow the Company to operate profitably.

For the period ending December 31, 2001 general and administrative expenses were $857,798 as compared to $609,234 for the same period in 2000, representing an increase of $248,564. The increase during the period ending December 31, 2001 was primarily due to an expansion of the general operations of the Company, including legal, accounting, and printing associated with the filing of this Form 10-SB and amendments with the Securities and Exchange Commission and costs of raising funds.

Compensation and related benefits during the period ending December 31, 2001 was $443, 200 and represented $1,200 in cash and 5,400,000 shares, valued at $0.12 a share for compensation paid to the Company's president and to Dr. John Wu; there were no compensation expenses for the period ended December 31,2001.

The Company's combined cash and cash equivalents totaled $35,840 for the period ending December 31,2001. This is an increase of $9,018 from $26,822 for the period ending December 31, 2001.


The Company does not expect to generate a positive internal cash flow for at least the next nine months due to expected increase in spending for salaries and the expected costs of marketing and sales activities.

Property and equipment was valued at $30,320 for the period ending December 31, 2001.

The Company currently has limited internal and external sources of liquidity.

At this time the Company has no material commitment for capital expenditures.

There are no known trends, events or uncertainties that are expected to have a material impact on the net sales and income from operations once the Company has the funds needed to purchase the terminals from Taiwan and complete the set up of its servers. The industry and the needs of the market are well established. The Company believes that it will serve a niche market with its products and services that has yet to be served adequately. The Company's business is not subject to seasonal aspects.

Liquidity and Capital Resources

The Company was incorporated in the State of Delaware on August 7,1997 and has designed an electronic terminal that could be used by mobile merchants and in-home salespersons. The Company anticipates that it can generate revenues from sales of the terminals and from charges collected from each transaction. As of December 31, 2001, limited revenues have been generated from sales but management anticipates sales to commence in 2002.

The Company was started by Messrs. Daniel Charboneau, the Chairman of the Board and Chief Executive Officer, and John Wu, Director and owner of Advance Data Information, Ltd, a Taiwan based research and development company. Messrs. Charboneau and Wu have paid certain expenses on behalf of the Company from personal funds and from Mr. Wu's business.

Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III

Item 9 - Directors and Executive Officers

Name                          Age        Position
Daniel E. Charboneau           70        CEO/Chairman/President
John Jiann-Shong Wu            48        Director
Daniel S. MacDonald            66        Director
Michael Wong                   35        Director, Vice President/CFO
David Cheung                   36        Director, Vice President, Marketing
Yuan T. Jeang                  34        Vice President/Engineering

Mr. Charboneau has a five year employment contracts starting in August,1997 and Dr Wu a five year contract starting from July 1, 1999. The Company retains the services of its vice presidents as consultants on an as-need basis and does not pay them a regular salary.

All current directors were appointed to their office in February 2000 and will hold office until the next annual stockholders' meeting and until their successors have been elected or qualified or until their death, resignation, retirement, removal, or disqualification. Vacancies on the board will be filled by a majority vote of the remaining directors. Officers of the Company serve at the discretion of the Board of Directors.


None of the directors holds other directorships in other reporting companies.

The Company's management comprises:



Daniel E. Charboneau,  CEO/President/Chairman of the Board:

Mr. Charboneau is an experienced management executive with over twenty years of accomplishments in the area of marketing, sales, organizational development, manufacturing and profit-center responsibilities. He has worked with several multi-national companies, including Bechtel International where he was Organization Development Consultant from 1974 to 1980, and with 3M in Asia from 1980 to 1984. From 1984 to 1987, Mr. Charboneau operated as a consultant to U.S. and European businesses who were interested in investment in Asia. In 1987, in a joint venture with A&H, a jewelry maker in Rhode Island, Mr. Charboneau established a manufacturing plant in Taiwan whose products were exported worldwide. In addition to his duties on the Board of Directors, Mr. Charboneau directs the development of technologies, products, markets and manages business relations with Asian suppliers.

John Jiann-Shong Wu, Director/Co-founder:

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



Daniel S. MacDonald, Director

Mr. MacDonald has 22 years of experience in the mutual fund industry and is a Certified Financial Planner and holds licenses in real estate, insurance and securities. He has resided in Japan for from 1962 to 1972 as International Liaison for the Japanese Chamber of Commerce; he speaks Japanese fluently. From 1972 to 1986, he serves in various capacities with Oppenheimer Management Corporation, first in San Francisco as Regional Sales Manager and ending in New York as Senior Vice President and National Sales Manager . In 1989 ,Mr. MacDonald started MDIC, Inc. in Bronxville, New York, and for the last 11 years until present, remains as owner and manager of this financial services corporation specializing in mutual funds.

Michael Wong. Director and Chief Financial Officer:
--------------------------------------------------

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

David Cheung, Director & Vice President of Corporate Marketing
--------------------------------------------------------------

After finishing his higher education in Great Britain and receiving his MBA in Finance from Lancaster International Business School of Lancaster University, he joined a subsidiary of Costain Construction as a member of its business development team, specializing in the hospitality sector. After returning to Hong Kong, he was involved in several major infrastructures projects, such as hotels, power plants, roads and bridges, as well as heading up a constancy team for re-marketing of French clothing manufacturer in China. Mr. Cheung joined the Emperor Group in 1998 to lead and implement the strategic business management turn around of the Group's hotel and newspaper divisions. Once back in China, he became a consultant to companies in the fine chemical processing, the Internet and the telecommunications sectors.


Yuan Long Jeang, Vice President of Engineering/Research & Development
---------------------------------------------------------------------

Mr. Jeang holds a Ph.D in Electrical Engineering from Chen Kung University, Taiwan. He was a professor for 10 years and Chief of Image Processing Research Laboratory of the Kaohsiung Technical University for 10 years. Mr. Jeang was Chief Designer for Taiwan Films Limited where he managed all technical aspects of computer generated effects, composit design, 3D production and computer generated graphics. For the past five years, he worked closely with Dr. Wu desuigning algorithms for video and data compression, and has developed standards for cellular phone authentication and encryption.



Item 10 - Executive Compensation

     For the year ending December 31, 2001, Mr. Charboneau was paid cash in the amount of $1,200 as compensation on his employment agreement of $120,000. He was also issued 2,100,000 common shares, in lieu of compensation.

Directors do not currently receive any cash compensation.

Item 11 - Security Ownership of Certain Beneficial Owners and Management


The following table sets forth the stock ownership of each person known by the Company to be a beneficial owner of five percent (5%) or more of the Company's equity securities, each Director and executive officer individually and all Directors and Officers of the Company as a group. Each person has sole voting and investment power with respect to the shares shown unless otherwise indicated. As of March 31, 2000, there were 5,303,005 shares issued and outstanding.

Name & Address                Class     Amount Owned     Shares Beneficially
of Beneficial                                             Owned % of Class
Owner
-----------------------------------------------------------------------------
Daniel E. Charboneau          Common      4,111,387           28.0
215 Central Park Ave.
Hartsdale, NY 10530
John Jiann-Shong Wu           Common      2,000,000           13.0
21 Street, 6 Fl, No.211
Chung-Cheng 4 Road
Kaoshiung, Taiwan

Total Shares of Officers and              6,111,387           41.0%
   Directors as a Group

There are no arrangements either presently or planned that will results in a change of control of the Company.

Item 12 - Certain Relationships and Related Transactions

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

The four acquired companies are Universal Information Technology, (Hong Kong) Limited, a company which has developed a video compression technology for Internet and wireless applications Firstech Ventures (Hong Kong) Limited, a company that locates engineering services for environmental projects in China, especially land fill projects, waste water and waste oil treatment facilities, and waste liner projects, Tech Unity Technology, (Hong Kong) Limited, which engages in gathering information and research about business opportunities in China for dissemination among U.S. and Australian bidders, and Fonecash.com (Hong Kong) Limited, a company engaged in the wireless processing of credit and debit cards for the mobile merchants.

Item 13 - Exhibits, Financial Statements and Reports on Form 8-K

                         INDEX TO FINANCIAL STATEMENTS


FINANCIAL STATEMENT
(Inception to December 31,2001)

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

                               STEWART H. BENJAMIN
                        CERTIFIED PUBLIC ACCOUNTANT, P.C.
                              27 SHELTER HILL ROAD
                               PLAINVIEW, NY 11803

                            TELEPHONE: (516) 933-9781
                            FACSIMILE: (516) 827-1203


INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
FoneCash, Inc.
White Plains, New York

I have audited the accompanying consolidated balance sheets of FoneCash, Inc. (a Delaware corporation in the development stage) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended and for the period August 7, 1997 (inception) to December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FoneCash, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended and from August 7, 1997 (inception) to December 31, 2001, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company's significant net losses raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Stewart H. Benjamin
STEWART H. BENJAMIN
CERTIFIED PUBLIC ACCOUNTANT, P.C.

Plainview, New York
April 12, 2002


                           FONECASH, INC. AND SUBSIDIARIES
                            (A Development Stage Company)
                             Consolidated Balance Sheets


                                        ASSETS
                                        ------

                                                          December 31,   December 31,
                                                             2001            2000
                                                          -----------    -----------
Current assets:
    Cash                                                  $      --      $     1,822
    Accounts receivable                                        10,840           --
    Inventory                                                 177,800         35,000
    Prepaid expenses                                           25,000         25,000
                                                          -----------    -----------
                                                              213,640         61,822
                                                          -----------    -----------

Property and equipment, net                                    30,320        103,700
                                                          -----------    -----------

Other assets:
    Technology rights, net                                      2,000          3,000
    Other                                                        --              116
                                                          -----------    -----------
                                                                2,000          3,116
                                                          -----------    -----------

                                                          $   245,960    $   168,638
                                                          ===========    ===========


                        LIABILITIES AND STOCKHOLDERS' DEFICIT
                        -------------------------------------

Current liabilities:
    Accounts payable                                      $   161,478    $    83,513
    Due to officer/stockholder                                478,691            683
    Notes payable                                             196,024        122,953
                                                          -----------    -----------
                                                              836,193        207,149
                                                          -----------    -----------

Stockholders' deficit :
    Preferred stock; $.0001 par value; authorized -
        10,000,000 shares; issued - none                         --             --
    Common stock; $.0001 par value; authorized -
        500,000,000 shares; issued and outstanding -
        14,899,056 shares in 2001 and 5,951,372 in 2000         1,490            595
    Additional paid-in capital                              3,127,624      1,801,743
    Treasury stock, 500 shares at cost                         (1,500)        (1,500)
    Deficit accumulated during the development stage       (3,717,847)    (1,839,349)
                                                          -----------    -----------
                                                             (590,233)       (38,511)
                                                          -----------    -----------

                                                          $   245,960    $   168,638
                                                          ===========    ===========


       The accompanying notes are an integral part of the financial statements.



                                FONECASH, INC. AND SUBSIDIARIES
                                 (A Development Stage Company)
                             Consolidated Statements of Operations

                                                                                 Aug. 7, 1997
                                                Year Ended       Year Ended     (Inception) to
                                                December 31,     December 31,     December 31,
                                                    2001            2000              2001
                                                -----------      -----------      -----------
Revenue:
  Sales                                         $    10,840      $      --        $    10,840
  Cost of sales                                       5,662             --              5,662
                                                -----------      -----------      -----------
    Gross profit                                      5,178             --              5,178
  Interest income                                        18            4,577            5,211
                                                -----------      -----------      -----------

    Total revenue                                     5,196            4,577           10,389
                                                -----------      -----------      -----------

Costs and expenses:
  Depreciation                                       73,380           75,258          190,305
  Amortization                                        1,116            1,074            3,368
  Research and development, related party            58,200           21,150          432,256
  Officer's compensation                            443,200          195,229          713,429
  Impairment of investment in related party            --               --             50,000
  Impairment of investment in subsidiaries          450,000             --            450,000
  General and administrative                        857,798          609,234        1,888,878
                                                -----------      -----------      -----------
                                                  1,883,694          901,945        3,728,236
                                                -----------      -----------      -----------

Net loss                                        $(1,878,498)     $  (897,368)     $(3,717,847)
                                                ===========      ===========      ===========

Basic and diluted loss per common share         $      (.19)     $      (.23)
                                                ===========      ===========

Weighted average common shares outstanding        9,930,238        3,948,428
                                                ===========      ===========








            The accompanying notes are an integral part of the financial statements.



                                                   FONECASH, INC. AND SUBSIDIARIES
                                                    (A Development Stage Company)
                                     Consolidated Statements of Changes in Stockholders' Equity
                                   For the Period August 7, 1997 (Inception) to December 31, 2001

                                                                                                                          Deficit
                                                                                                                        Accumulated
                                                        Common Stock           Additional       Treasury Stock           During the
                                                 --------------------------     Paid-in    ------------------------     Development
                                                    Shares         Amount       Capital      Shares        Amount         Stage
                                                 -----------    -----------   -----------  ----------   -----------    ------------
Balances, August 7, 1997 (inception)                    --      $      --     $      --          --     $      --      $      --

    Common stock issued for services
        and costs advanced, valued at
        $.0001 per share                           2,000,000            200          --          --            --             --

    Common stock issued for services,
        valued at $.15 per share                     200,000             20        29,980        --            --             --

    Net loss for the period                                                                                                (61,404)
                                                 -----------    -----------   -----------  ----------   -----------    -----------

Balances, December 31, 1997                        2,200,000            220        29,980        --            --          (61,404)

    Sale of common stock ($.4156 per share)          204,500             20        84,965        --            --             --

    Net loss                                                                                                               (95,211)
                                                 -----------    -----------   -----------  ----------   -----------    -----------

Balances, December 31, 1998                        2,404,500            240       114,945        --            --         (156,615)

    Sale of common stock ($.7622 per share)        1,098,505            110       837,160        --            --             --

    Services contributed by the
        president of the Company                        --             --          60,000        --            --             --

    Common stock issued for services,
        valued at $.81 per share                     333,333             33       269,967        --            --             --

    Net loss                                                                                                              (785,366)
                                                 -----------    -----------   -----------  ----------   -----------    -----------

Balances, December 31, 1999                        3,836,338            383     1,282,072        --            --         (941,981)

    Sale of common stock ($1.25 per share)            25,000              3        31,247        --            --             --

    Common stock issued for services,
        valued at $.11 per share                   1,466,667            147       157,353        --            --             --

    Common stock issued for services,
        valued at $.5312 per share                   623,367             62       331,071        --            --             --

    Purchase of treasury stock                          --             --            --           500        (1,500)          --

    Net loss                                                                                                              (897,368)
                                                 -----------    -----------   -----------  ----------   -----------    -----------

Balances, December 31, 2000                        5,951,372    $       595   $ 1,801,743         500   $    (1,500)   $(1,839,349)

    Common stock issued for services,
        valued at $.12 per share                   6,959,708            696       858,080        --            --             --

    Sale of common stock ($.017 per share)         1,087,976            109        17,891        --            --             --

    Common stock issued in acquisition
        of subsidiaries, valued at $.50 per share    900,000             90       449,910        --            --             --

    Net loss                                                                                                            (1,878,498)
                                                 -----------    -----------   -----------  ----------   -----------    -----------

Balances, December 31, 2001                       14,899,056    $     1,490   $ 3,127,624         500   $    (1,500)   $(3,717,847)
                                                 ===========    ===========   ===========  ==========   ===========    ===========

                              The accompanying notes are an integral part of the financial statements.


                                    FONECASH, INC. AND SUBSIDIARIES
                                     (A Development Stage Company)
                                 Consolidated Statements of Cash Flows


                                                                                         Aug. 7, 1997
                                                             Year Ended     Year Ended  (Inception) to
                                                             December 31,  December 31,  December 31,
                                                                2001          2000           2001
                                                            -----------    -----------   ------------
Cash flows from operating activities:
    Net loss                                                $(1,878,498)   $  (897,368)   $(3,717,847)
    Adjustments to reconcile net loss to net
         cash used in operating activities
         Depreciation                                            73,380         75,258        190,305
         Amortization                                             1,116          1,074          3,368
         Cash surrender value of life insurance                    --           17,732           --
         Common stock issued for services                       858,776        488,633      1,707,609
         Common stock issued in acquisition of subsidiaries     450,000           --          450,000
         Write-down of lost inventory                            26,538           --           26,538
         Changes in assets and liabilities
            Increase in accounts receivable                     (10,840)          --          (10,840)
            (Increase) decrease in inventory                   (169,338)        10,143       (204,338)
            Increase in prepaid expenses                           --             --          (25,000)
            Decrease in utility deposit                            --              250           --
            Increase (decrease) in accounts payable              77,965         73,723        161,478
                                                            -----------    -----------    -----------
    Net cash used in operating activities                      (570,901)      (230,555)    (1,418,727)
                                                            -----------    -----------    -----------

Cash flows from investing activities:
    Organization costs                                             --             --             (368)
    Purchases of property and equipment                            --          (95,625)      (220,625)
    Acquisition of patent rights                                   --             --           (5,000)
                                                            -----------    -----------    -----------
    Net cash used in investing activities                          --          (95,625)      (225,993)
                                                            -----------    -----------    -----------

Cash flows from financing activities:
    Proceeds from short-term debt                                95,150        139,674        242,324
    Repayment of short-term debt                                (22,079)       (24,221)       (46,300)
    Increase (decrease) in amounts
       due to an officer/stockholder                            478,008        (25,903)       478,691
    Purchase of treasury stock                                     --           (1,500)        (1,500)
    Proceeds from sale of common stock                           18,000         31,250        971,505
                                                            -----------    -----------    -----------
    Net cash provided by financing activities                   569,079        119,300      1,644,720
                                                            -----------    -----------    -----------

Net increase (decrease) in cash                                  (1,822)      (206,880)          --
Cash at beginning of year                                         1,822        208,702           --
                                                            -----------    -----------    -----------

Cash at end of year                                         $      --      $     1,822    $      --
                                                            ===========    ===========    ===========


                The accompanying notes are an integral part of the financial statements.



                                                   28

Note 1 - Summary of Significant Accounting Policies

Description of Business and Basis of Presentation
-------------------------------------------------

The financial statements presented are those of FoneCash, Inc. and its subsidiaries, a development stage company (the "Company"). The Company was incorporated under the laws of the State of Delaware on August 7, 1997. The Company has acquired the rights to market a patented electronic terminal that is used by retail merchants and in-home salespersons when payment is made with a credit or debit card. Revenues are expected to be generated from sales of the terminals and from transaction charges to banks.

The Company has limited operations and in accordance with Statement of Financial Accounting Standards No. 7 (SFAS #7), the Company is considered a development stage company.

Business Combination
--------------------

On April 10, 2001, pursuant to an agreement with Richwoodland Profits Corporation ("RPC") and Universal Venture Limited ("UVL"), each a British Virgin Island holding company, the Company has acquired all of the voting stock of four foreign companies that were wholly-owned by RPC and UVL in return for 900,000 shares of common stock of the Company, valued at $.50 per share. The companies acquired are start-up companies that have no assets, liabilities, revenue, expenses and results of operations. The investment in the companies has been reported entirely as goodwill, as there is no value in the companies.

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

Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with

Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. The Company has adopted the provisions of Statement 142 and has written the goodwill associated with the business combination down to zero, as no future benefit can be determined. An impairment loss of $450,000 has been reflected in the consolidated statements of operations.

Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------

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

Cash and Cash Equivalents
-------------------------

Accounts
--------

For purposes of reporting cash flows, cash and cash equivalents include checking and money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less.

Receivable
----------

The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required.

Inventory
---------

Inventory is stated at the lower of cost or market, with cost determined on a first-in, first-out basis and market based on the lower of replacement cost or realizable value.

Property and equipment and depreciation
---------------------------------------

Property and equipment are stated at cost. Depreciation for both financial reporting and income tax purposes is computed using combinations of the straight line and accelerated methods over the estimated lives of the respective assets. Molds are depreciated over 3 years and tools and test equipment are depreciated over 5 years. Maintenance and repairs are charged to expense when incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is credited or charged to income.

Intangible Assets
-----------------

Intangible assets consist primarily of patent rights. Intangible assets are amortized on a straight-line basis over five years. Amortization expense was $1,116 and $1,074 for the years ended December 31, 2001 and 2000, respectively.

Long-lived Assets
-----------------

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

Fair Value of Financial Instruments
-----------------------------------

The fair value of the Company's payables due to an officer/stockholder is not practicable to estimate due to the related party nature of the underlying transactions and the indefinite payment terms.

Income Taxes
------------

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

Loss Per Common Share
---------------------

Loss per common share is computed by dividing the net loss by the weighted average shares outstanding during the year.


Note 2 - Stockholders' Equity (Deficit)

Common Stock
------------

Since December 31, 2000, the Company has issued 4,809,708 shares of common stock for promotional, legal and consulting services, valued at $.14 per share, as well as 2,150,000 shares of common stock to an officer for compensation, valued at $.08 per share. The Company has also sold 1,087,976 shares of common stock at $.017 per share. The Company has issued 900,000 of common stock valued at $.50 per share in exchange for four foreign companies, as previously discussed.

Dividends may be paid on outstanding shares as declared by the Board of Directors from time to time. Each share of common stock is entitled to one vote.

Stock Options
-------------

At December 31, 2001 the Company has reserved and granted 800,000 shares of common stock for issuance in connection with the stock option plan at an exercise price of $.50 per share. No options have been exercised as of December 31, 2001.

Preferred Stock
---------------

No shares of the Company's preferred stock have been issued or are outstanding. Dividends, voting rights and other terms, rights and preferences of the preferred shares have not been designated but may be designated by the Board of Directors from time to time.

Note 3 - Income Taxes

There is no provision for income taxes since the Company has incurred net operating losses. At December 31, 2001, the Company has net operating loss carryforwards of $3,250,085, which may be available to offset future taxable income through 2021. A deferred tax asset has not been recorded for the net operating loss carryforwards due to uncertainties as to the ultimate realization of the deferred tax asset.

Note 4 - Prepaid Expenses

Prepaid expenses consists of a down payment of $25,000 on April 29, 1999 for the cost of printing brochures containing product and company information. The printing costs will be charged to income as the brochures are distributed. No brochures have been distributed as of December 31, 2001.


Note 5 - Property and Equipment

Property and equipment consisted of the following at December 31, 2001 and 2000:

                                         2000                    2001
                                     -----------             -----------
Molds                                $   208,500             $   208,500
Tools and test equipment                  12,125                  12,125
                                     -----------             -----------
                                         220,625                 220,625
   Less accumulated depreciation         190,305                 116,925
                                     -----------             -----------
                                     $    30,320             $   103,700

Depreciation expense of $73,380 and $75,258 was charged to operations for the years ended December 31, 2001 and 2000, respectively.

Note 6 - Technology Rights

On November 1, 1997 the Company entered into a license agreement with Thomas J. Ulrich. Under this agreement the Company will acquire an exclusive license to use the technology, pertaining to telephone line powered applications, for the primary purpose of utilizing the licensor's invention for sales of products and services. The Company is required to make payments of $30,000 for a non-refundable license execution fee based upon capital funding, and for royalties based upon gross sales of all licensed products sold. As of December 31, 2001 a license execution fee of $5,000 was capitalized and is being amortized over the remaining life of the patent of 5 years. The balance of the license execution fee of $25,000 is due upon funding of an Initial Public Offering or any other financing exceeding $500,000. The agreement also provides for a royalty of 3% of the gross sales of all licensed products and an annual minimum fee of $10,000 in 2000 and $20,000 for each year thereafter. In addition, minimum sales revenues of $500,000 for the year 2000 to a total $2 million in sales for the year 2003 and thereafter were agreed to. No additional payments were made under the license agreement during the year ended December 31, 2001.

Note 7 - Notes Payable

Notes payable consisted of the following at December 31, 2001 and 2000:


                                                                    2001       2000
                                                                 ---------  ---------
Line of credit with Fleet Bank, unsecured, guaranteed by the president  of the  Company,  interest at 2.75% above  prime, monthly payments equal to 2% of principal  balance,  was due
November 2001. The Company is in default with respect to the terms of this note.  Legal action has been taken by the bank
as of the date of this report.                                    $107,645   $91,716

SBA note payable to Habib American Bank, unsecured, interest at 2.75% above prime,  payable at $1,604 per month including
interest, due September 1, 2002                                     16,866    31,237

Credit card  balances  payable to 10  different  credit card issuers with credit lines totaling $62,700,  monthly minimum payments  totaling  $3,081,  including  interest  at various
rates ranging from 13.4% to 27.99%                                  65,887       --

Demand note payable to an individual, unsecured,
interest at 7%, due December 31, 2002                                5,626       --
                                                                 ---------  ---------

                                                                  $196,024   $122,953
                                                                 =========  =========

Interest expense on notes payable of 10,586 and $10,344 was charged to operations for the years ended December 31, 2001 and 2000, respectively.

Note 8 - Going Concern

The Company's consolidated financial statements have been prepared in conformity with principles of accounting applicable to a going concern. These principles contemplate the realization of assets and liquidation of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company has incurred significant net losses and as of December 31, 2001, reflects a deficit accumulated during the development stage of $3,717,847. The Company has not commenced its planned principal operations. The Company's continued existence is dependent on its ability to generate sufficient cash flow or raise additional capital to meet its obligations on a timely basis. The Company has been exploring sources to obtain additional equity or debt financing. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. Accordingly, the Company's continuation as a going concern is in substantial doubt and the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence.

Note 9 - Litigation

The Company was served with a summons and complaint for failure to pay the monthly payments on its line of credit with Fleet National Bank. Pursuant to the lawsuit, the Company would be liable to Fleet National Bank for the outstanding principal balance of $107,645 plus attorney's fees. Management has indicated its intentions to defend the action and will repay the principal balance in monthly installments upon receipt of capital contributions from investors.

Note 10 - Related Party Transactions

The Company was indebted to officers/stockholders in the amount of $478,691 as of December 31, 2001, which includes $270,000 for unpaid salary, $58,200 for research and development expenses, as discussed below, and $150,491 for merchandise purchases and expenses advanced on behalf of the Company. There are no specific terms for repayment.

The Company has leased its executive offices and storage facilities from the president of the Company under a month-to-month operating lease since the Company's inception. Rent expense amounted to $14,990 for 2001, and $18,102 for 2000.

The Company utilizes Advance Data Information Corporation ("ADI"), a Taiwan corporation owned by a director/stockholder of the Company, as its research and development laboratory. Research and development expenses under this arrangement totaling $58,200 and $21,150 were charged to operations during the years ended December 31, 2001 and 2000, respectively.

Note 11 - Consulting Agreements

On February 4, 1998 the Company entered into a consulting agreement with East Coast Entertainment, Inc. ("ECE") requiring payments of $50,000 per year in monthly installments once the Company attains gross revenues of $300,000. ECE will assign administrative duties including but not limited to, publicity, advertising, public relations, investor relations programs, news releases, hiring of all necessary outside contractors for any specialized projects, printing and development of the Company's annual reports, preparation of any design, print or art work, camera ready art, distribution of reports and corporate releases to State and Federal securities agencies. ECE is entitled to $100,000 annually once the Company achieves $500,000 in gross revenues. ECE is entitled to participate in the Company's stock option plans and group health plans pursuant to the same terms that apply to all senior key executives and other employees of the Company. The agreement is renewable annually for a period of ten years. No expenses have been recognized under this arrangement for the year ended December 31, 2001.

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

Exhibits

The Following list describes the exhibits filed as part of this Annual Report on Form 10-KSB:

Exhibit Number    Description of Document
--------------    -----------------------

3.1               Certificate of Incorporation as filed on August 7,1997*
3.2 Amendment to Certificate of Incorporation as filed on November 4, 1997*
3.3               Bylaws*
4.1               Form of Stock Certificate*
10.1 Employment Agreement dated August 1,1997 by and between the Company and Mr. Daniel E. Charboneau*
10.2              Consulting Agreement with East Coast Entertainment dated
                  February 4,1998*
10.3              Consulting Agreement with Advance Data Information dated
                  October 10,1997*
10.4              Employment Agreement dated August 7,1997*
10.5 Employment Agreement dated July 1, 1999 by and between the Company and John Jiann-Shong Wu. *
10.6 Deployment and Installation Agreement with Fusion Capital Corp, dated May 1, 2000.* *


* Incorporated by reference to Registration Statement on Form 10-SB, filed with the Securities and Exchange Commission on December 30,1999, as amended.

                                   Signatures

     In accordance  with Section 13 or 15(d) of the  Securities  Exchange Act of
1934, the Registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized on April 14, 2001

                                             FoneCash, Inc.


                                             By:/s/ Daniel E. Charboneau
                                                -------------------------------
                                                Daniel E. Charboneau
                                                President and Chief Executive
                                                Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.


SIGNATURE                                  TITLE                       DATE
------------------                       ---------                   -------

/s/Daniel E. Charboneau              Director, President         April 14, 2002
-----------------------
   Daniel E. Charboneau

/s/John Jiann-Shong Wu                     Director              April 15, 2002
-----------------------
    John Jiann-Shong Wu

/s/ Daniel S. MacDonald                    Director              April 15, 2002
-----------------------
    Daniel S. MacDonald

/s/ Michael Wong                           Director              April 15, 2002
-----------------------
    Michael Wong

/s/ David Cheung                           Director               April 15,2002
-----------------------
    David Cheung