Form 10QSB
period 2002-03-31
FONECASH INC
filed 2002-05-20
CIK 1082594

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                                 --------------
                                       OR

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


                                   Yes X No__

         The number of outstanding shares of the registrant's Common Stock, par value $.0001 per share, was 26,849,056 on March 31, 2001.

================================================================================

                                 Fonecash, Inc.
                         Quarterly Report on Form 10-QSB
                     For the Quarter Ended on March 31, 2002

                                Table of Contents


Part I.     FINANCIAL INFORMATION

Item 1      Consolidated Financial Statements (Unaudited)

            Balance Sheets as of March 31, 2002 and December 31, 2000

            Statement of Operations for Three Month Period Ending March 31, 2002

            Statement of Cash Flow for Three Month Period Ending March 31, 2002

            Notes to Consolidated Financial Statements

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II     OTHER INFORMATION

            Incorporated   by  reference  in  the  Company's  Form  10-SB,
            Amendment 3 registration statement, along with all exhibits, submitted on May , 2000


                         FONECASH, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                     ASSETS
                                     ------

                                                            March 31,     December 31,
                                                              2002            2001
                                                           -----------    -----------
Current assets:
    Cash                                                   $       568    $      --
    Accounts receivable                                         10,840         10,840
    Stock subscriptions receivable                              83,875           --
    Inventory                                                  177,800        177,800
    Prepaid expenses                                            25,000         25,000
                                                           -----------    -----------
                                                               298,083        213,640
                                                           -----------    -----------

Property and equipment, net                                     23,613         30,320
                                                           -----------    -----------

Other assets:
    Patent rights, net                                           1,750          2,000
    Other                                                         --             --
                                                           -----------    -----------
                                                                 1,750          2,000
                                                           -----------    -----------

                                                           $   323,446    $   245,960
                                                           ===========    ===========


                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------

Current liabilities:
    Accounts payable                                       $   149,208    $   161,478
    Due to officer/stockholder                                 474,791        478,691
    Notes payable                                              191,860        196,024
                                                           -----------    -----------
                                                               815,859        836,193
                                                           -----------    -----------

Stockholders' deficit :
    Preferred stock; $.0001 par value; authorized -
        10,000,000 shares; issued - none                          --             --
    Common stock; $.0001 par value; authorized -
        500,000,000 shares; issued and outstanding -
        26,849,056 shares in 2002 and 14,899,056 in 2001         2,685          1,490
    Additional paid-in capital                               3,559,054      3,127,624
    Treasury stock, 500 shares at cost                          (1,500)        (1,500)
    Deficit accumulated during the development stage        (4,052,652)    (3,717,847)
                                                           -----------    -----------
                                                              (492,413)      (590,233)
                                                           -----------    -----------

                                                           $   323,446    $   245,960
                                                           ===========    ===========


               See accompanying notes to the financial statements.


                              FONECASH, INC. AND SUBSIDIARIES
                               (A Development Stage Company)
                           Consolidated Statements of Operations


                                                  Three          Three        Aug. 7, 1997
                                              Months Ended    Months Ended   (Inception) to
                                                March 31,       March 31,       March 31,
                                                  2002            2001            2002
                                              ------------    ------------    ------------
Revenue:
  Sales                                       $       --      $      6,020    $     10,840
  Cost of sales                                       --             2,800           5,662
                                              ------------    ------------    ------------
    Gross profit                                      --             3,220           5,178
  Interest income                                        5               6           5,216
                                              ------------    ------------    ------------

    Total revenue                                        5           3,226          10,394
                                              ------------    ------------    ------------

Costs and expenses:
  Depreciation                                       6,707          18,345         197,012
  Amortization                                         250             268           3,618
  Research and development, related party             --             9,700         432,256
  Officer's compensation                           221,000           1,200         934,429
  Impairment of investment in related party           --              --            50,000
  Impairment of investment in subsidiaries            --              --           450,000
  General and administrative                       106,853         282,080       1,995,731
                                              ------------    ------------    ------------
                                                   334,810         311,593       4,063,046
                                              ------------    ------------    ------------

Net loss                                      $   (334,805)   $   (308,367)   $ (4,052,652)
                                              ============    ============    ============

Basic and diluted loss per common share       $       (.02)   $       (.05)
                                              ============    ============

Weighted average common shares outstanding      16,791,556       6,234,705
                                              ============    ============




                    See accompanying notes to the financial statements.


                                                  FONECASH, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                    Consolidated Statements of Changes in Stockholders' Equity
                                    For the Period August 7, 1997 (Inception) to March 31, 2002
                                                                                                                         Deficit
                                                                                                                       Accumulated
                                                      Common Stock          Additional          Treasury Stock          During the
                                                 ------------------------     Paid-in     -------------------------    Development
                                                    Shares      Amount        Capital       Shares         Amount         Stage
                                                 -----------  -----------   -----------   -----------   -----------    -----------
Balances, August 7, 1997 (inception)                    --    $      --     $      --            --     $      --      $      --

    Common stock issued for services
        and costs advanced, valued at
        $.0001 per share                           2,000,000          200          --            --            --             --

    Common stock issued for services,
        valued at $.15 per share                     200,000           20        29,980          --            --             --

    Net loss for the period                                                                                               (61,404)
                                                 -----------  -----------   -----------   -----------   -----------    -----------

Balances, December 31, 1997                        2,200,000          220        29,980          --            --          (61,404)

    Sale of common stock ($.4156 per share)          204,500           20        84,965          --            --             --

    Net loss                                                                                                               (95,211)
                                                 -----------  -----------   -----------   -----------   -----------    -----------

Balances, December 31, 1998                        2,404,500          240       114,945          --            --         (156,615)

    Sale of common stock ($.7622 per share)        1,098,505          110       837,160          --            --             --

    Services contributed by the
        president of the Company                        --           --          60,000          --            --             --

    Common stock issued for services,
        valued at $.81 per share                     333,333           33       269,967          --            --             --

    Net loss                                                                                                              (785,366)
                                                 -----------  -----------   -----------   -----------   -----------    -----------

Balances, December 31, 1999                        3,836,338          383     1,282,072          --            --         (941,981)

    Sale of common stock ($1.25 per share)            25,000            3        31,247          --            --             --

    Common stock issued for services,
        valued at $.11 per share                   1,466,667          147       157,353          --            --             --

    Common stock issued for services,
        valued at $.5312 per share                   623,367           62       331,071          --            --             --

    Purchase of treasury stock                          --           --            --             500        (1,500)          --

    Net loss                                                                                                              (897,368)
                                                 -----------  -----------   -----------   -----------   -----------    -----------

Balances, December 31, 2000                        5,951,372  $       595   $ 1,801,743           500   $    (1,500)   $(1,839,349)

    Common stock issued for services,
        valued at $.12 per share                   6,959,708          696       858,080          --            --             --

    Sale of common stock ($.017 per share)         1,087,976          109        17,891          --            --             --

    Common stock issued in acquisition
        of subsidiaries, valued at $.50 per share    900,000           90       449,910          --            --             --

    Net loss                                                                                                            (1,878,498)
                                                 -----------  -----------   -----------   -----------   -----------    -----------

Balances, December 31, 2001                       14,899,056  $     1,490   $ 3,127,624           500   $    (1,500)   $(3,717,847)

    Sale of common stock ($.03 per share)          4,450,000          445       132,180          --            --             --

    Common stock issued for services,
        valued at $.04 per share                   7,500,000          750       299,250          --            --             --

    Net loss for the period                                                                                               (334,805)
                                                 -----------  -----------   -----------   -----------   -----------    -----------

Balances, March 31, 2002                          26,849,056        2,685     3,559,054           500        (1,500)    (4,052,652)
                                                 ===========  ===========   ===========   ===========   ===========    ===========


                                        See accompanying notes to the financial statements.

                                                                 4


                                     FONECASH, INC. AND SUBSIDIARIES
                                      (A Development Stage Company)
                                  Consolidated Statements of Cash Flows


                                                                Three          Three       Aug. 7, 1997
                                                             Months Ended   Months Ended  (Inception) to
                                                               March 31,      March 31,      March 31,
                                                                 2002           2001           2002
                                                              -----------    -----------    -----------
Cash flows from operating activities:
    Net loss                                                  $  (334,805)   $  (308,367)   $(4,052,652)
    Adjustments to reconcile net loss to net
         cash used in operating activities
         Depreciation                                               6,707         18,345        197,012
         Amortization                                                 250            268          3,618
         Common stock issued for services                         300,000        266,000      2,007,609
         Common stock issued in acquisition of subsidiaries          --             --          450,000
         Write-down of lost inventory                                --             --           26,538
         Changes in assets and liabilities
            Increase in accounts receivable                          --           (6,020)       (10,840)
            (Increase) decrease in inventory                         --         (172,200)      (204,338)
            Increase in prepaid expenses                             --             --          (25,000)
            Increase (decrease) in accounts payable               (12,270)        75,202        149,208
                                                              -----------    -----------    -----------
    Net cash used in operating activities                         (40,118)      (126,772)    (1,458,845)
                                                              -----------    -----------    -----------

Cash flows from investing activities:
    Organization costs                                               --             --             (368)
    Purchases of property and equipment                              --             --         (220,625)
    Acquisition of patent rights                                     --             --           (5,000)
                                                                             -----------    -----------
                                                                             -----------    -----------
    Net cash used in investing activities                            --             --         (225,993)
                                                              -----------    -----------    -----------

Cash flows from financing activities:
    Proceeds from short-term debt                                   2,625          3,091        244,949
    Repayment of short-term debt                                   (6,789)        (5,565)       (53,089)
    Increase (decrease) in amounts
       due to an officer/stockholder                               (3,900)       127,888        474,791
    Purchase of treasury stock                                       --             --           (1,500)
    Proceeds from sale of common stock                             48,750           --        1,020,255
                                                              -----------    -----------    -----------
    Net cash provided by financing activities                      40,686        125,414      1,685,406
                                                              -----------    -----------    -----------

Net increase (decrease) in cash                                       568         (1,358)           568
Cash at beginning of period                                          --            1,822           --
                                                              -----------    -----------    -----------

Cash at end of period                                         $       568    $       464    $       568
                                                              ===========    ===========    ===========


                           See accompanying notes to the financial statements.

                                                    5


                         FONECASH, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                                   Form 10QSB
                          Quarter Ended March 31, 2002
                   Notes to Consolidated Financial Statements

Note 1 - Condensed Consolidated Financial Statements


Basis of Presentation
---------------------


The accompanying interim unaudited consolidated financial statements include the accounts of FoneCash, Inc. and its subsidiaries which are hereafter referred to as (the "Company"). All intercompany accounts and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's report on Form 10-KSB for the year ended December 31, 2001.


Note 2 - Stockholders' Equity (Deficit)

Common Stock


                  Since December 31, 2001, the Company has issued 2,100,000 shares of common stock for consulting services and 5,400,000 shares for officers' compensation, valued at $.04 per share. The Company has also sold 4,450,000 shares of common stock at $.03 per share.

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

The Company incurred operating losses of $4,052,652 from Inception to March 31,2002. The Company expects its accumulated deficit to grow for the foreseeable future as total costs and expenses increases due principally to increased marketing expenses associated with its plans to undertake trials of its products and services. There can be no assurances that the Company will complete successful trials of its products and services, nor that sufficient revenues will be generated from the possible sales of such products and services to allow the Company to operate profitably.

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

Results of Operation


General and administrative expenses during the three months ending March 31, 2002 were $106,853 as compared to $282,080 for the same period in 2001, representing an decrease of $173,227. The decrease during the three month period ending March 31, 2002 was primarily due to an infusion of the capital to the Company to cover legall, accounting and printing associated with the filing of various documents with the Securities and Exchange Commission, as well as cost associated with the manufacture, shipping and storage of products for sale.

Compensation and related benefits during this three months was $221,000 and represented compensation to its consultant; but not to its president whose total compensation for the three months ended March 31, 2001. amounted $1,200.

Balance Sheet Data

The Company's combined cash and cash equivalents totaled $298,083 for the period ending March 31,2002. This is an increase of $84,443 from $213,640 for the period ending March 31, 2001

The Company does not expect to generate a positive internal cash flow for at least the next nine months due to expected increase in spending for salaries and the expected costs of marketing and sales activities.

Property and equipment was valued at $23,613 for the period ending March 31, 2002 and this represents an decrease of $6,707 for purchases of additional molds used the manufacturing of its products in Taiwan. The molds have a useful life of 3 years and are depreciated on a straight-line basis.

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



Also, on April 8, 2002, in a concurrent action, the Company was served with a Summons and Complaint, entitled Securities and Exchange Commission, Plaintiff v. Fonecash, Inc, and Daniel E. Charboneau, Defendants, entered at the United States District Court, District of Columbia. This action contains the same allegations as in the Notice of Administrative Hearing, related to alleged misrepresentations and omission in the filings of the Company. The Company is in discussions with the Commission related to the resolution of this matter and believes that a resolution will shortly be reached that will not materially impact on the operations of the Company. The Company has filed a Motion for an extension on the time to file an Answer to the Complaint and is awaiting a decision of the court.


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

The Company has been served with a Summons and Complaint from Edgar Filings, LTD in an action commenced in Harris County, Texas, entitled Edgar Filings, Ltd. v. FoneCash, Inc. This action is for failure to pay various invoices amounting to $2,303.31 for services incurred for filings documents with the Securities and Exchange Commission. The Company is in the process of working out a reasonable payment schedule with plaintiffs.

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


The Company is threatened with litigation by Penny King Holdings Corporation(PKH) for $30,000 which is claimed as liquidated damages for cancellation on January 29, 2002 of a Financial Consulting Services Agreement. The Company has rejected this claim as being contrary to fact since the agreement upon which this claim is made is silent about liquidated damages, as well as the fact that PKH did not perform the obligations promised. The Company intends to defend itself against any action and believes that this threat will not materially affect the Company.

     Item 2 Changes in Securities

On January 31, 2002, The Company signed a Stock Purchase Agreement with Hedley Finance, Inc., a company, located in Athens, Greece, whereby Hedley would purchase 200 million restricted shares of the Company's common stock at a share price of $0.03 for a total of $6 million. These shares were to be sold by reason of Regulation S to non-citizens of the United States. In order to exchange and make delivery of the stock certificates, an escrow agreement was established with Crouch Chapman Chartered Accountants, located in London, whereby as Hedley deposited funds into the escrow account, Crouch Chapman would release the stock certificates. Hedley never made payment for any of the shares and, after two months, the Company canceled the Stock Purchase Agreement and the sale. Crouch Chapman is in the process of returning the stock certificates to the Company's transfer agent who will cancel these certificates, returning the shares to authorized and unissued status. Under the General; Corporation Law of Delaware, unless consideration has been received, shares are deemed not to have been issued. Nor is stock in escrow considered to have been delivered to the investors.

On December 27, 2001, the Company filed a registration statement on form SB-2 to register 7,275,730 shares, previously issued for services, which became effective on January 16, 2002. The Company filed a post effective statement to the SB-2 registration on February 26, March 6, and March 14, 2002.

During the First Quarter of 2002, the Board of Directors passed a resolution agreeing to issue 3,000,000 shares of common stock to its president, Daniel Charboneau, and 2,400,000 shares of common stock to John Wu, valued at $0.04 a share, in lieu of cash compensation for the year ending December 31, 2001.

     Items 3 Defaults upon Senior Securities

          None


     Item 4 Submission of Matters to a Vote of Security Holders

The Company increased its authorized common shares from 20,000,000 to 500,000,000 and its preferred shares from 5,000,000 to 10,000,000. The Board of Directors of the Company approved this increase and obtained the necessary approval of a majority of the shareholders. The Company filed Form 14C Information with the Securities and Exchange Commission on January 28, 2002.

     Item 5 Other Information

On January 29, 2002, The Company canceled a contract with Penny King Holding Corporation(PKH), made on December 5, 2001, whereby, in return for 2.5 million free trading shares, priced at $0.10 each and for 2.5 million warrants with an exercise price of $0.20, PKH would deposit $250,000 in an escrow account no later than January 29, 2002. While an escrow was not part of the original agreement, PKH and Company mutually agreed to an escrow and agreed to appoint American Investment Services (AIS), a broker/dealer, located in Irvine, California, as the escrow agent. The Company delivered the stock certificates into the escrow, but PKH failed to deposit the funds on January 29, 2002 as promised. The Company notified PKH by certified letter that it was in default of the agreement and gave five days for compliance. On February 5, when promised funds were not deposited into escrow, the escrow agent agreed with Company that PKH was in default, and upon a request by the Company to return the stock certificates, the escrow agent sent the stock certificates to the Company's Transfer agent, returning the shares to authorized and unissued status. As an engagement fee, 125,000 shares were not returned to the Company, but the Company notified the transfer agent to put a stop on these shares as PKH did not perform any services in return for this compensation.

     Item 6 Exhibits and reports on Form 8-K

          a.   Exhibit Index

          b.   Reports of Form 8-K

               The Company did not file any reports on Form 8-K during the quarter ended March 31, 2002.


Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned who is duly authorized to sign as an officer and as the principal officer of the Company.

Fonecash, Inc

By:      /s/ Daniel E. Charboneau
         ----------------------------------
         Daniel E. Charboneau, Chairman/CEO

Date:    May 20, 2002