Form 10QSB
period 2002-06-30
FONECASH INC
filed 2002-08-19
CIK 1082594

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2002
                                       OR

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


                                   Yes X No__

         The number of outstanding shares of the registrant's Common Stock, par value $.0001 per share, was 53,074,056 on June 30, 2002.

================================================================================

                                 Fonecash, Inc.
                         Quarterly Report on Form 10-QSB
                     For the Quarter Ended on June 30, 2002

                                Table of Contents

Part I.           FINANCIAL INFORMATION

Item 1            Consolidated Financial Statements (Unaudited)

                  Balance Sheets as of June 30, 2002 and December 31, 2001

                  Statement of Operations for the Period Ending June 30, 2002

                  Statement of Cash Flow for the Period Ending June 30, 2002

                  Notes to Consolidated Financial Statements

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II           OTHER INFORMATION

                  Incorporated by reference in the Company's Form 10-SB, Amendment 5 registration statement, along with all exhibits, submitted on May , 2000


                             FONECASH, INC. AND SUBSIDIARIES
                              (A Development Stage Company)
                               Consolidated Balance Sheets


                                         ASSETS
                                         ------

                                                             June 30,       December 31,
                                                               2002             2001
                                                            -----------     -----------
Current assets:
    Cash                                                    $    13,788     $      --
    Accounts receivable                                          10,840          10,840
    Stock subscriptions receivable                               25,694            --
    Inventory                                                   177,800         177,800
    Prepaid expenses                                             25,000          25,000
                                                            -----------     -----------
                                                                253,122         213,640
                                                            -----------     -----------

Property and equipment, net                                      16,906          30,320
                                                            -----------     -----------

Other assets:
    Patent rights, net                                            1,500           2,000
    Other                                                          --              --
                                                            -----------     -----------
                                                                  1,500           2,000
                                                            -----------     -----------

                                                            $   271,528     $   245,960
                                                            ===========     ===========


                         LIABILITIES AND STOCKHOLDERS' DEFICIT
                         -------------------------------------

Current liabilities:
    Accounts payable                                        $   150,991     $   161,478
    Due to officer/stockholder                                  472,582         478,691
    Notes payable                                               181,601         196,024
                                                            -----------     -----------
                                                                805,174         836,193
                                                            -----------     -----------

Stockholders' deficit :
    Preferred stock; $.0001 par value; authorized -
        10,000,000 shares; issued - none                           --              --
    Common stock; $.0001 par value; authorized -
        500,000,000 shares; issued and outstanding -
        53,074,056 shares in 2002 and 14,899,056 in 2001          5,307           1,490
    Additional paid-in capital                                4,244,453       3,127,624
    Treasury stock, 500 shares at cost                           (1,500)         (1,500)
    Deficit accumulated during the development stage         (4,781,906)     (3,717,847)
                                                            -----------     -----------
                                                               (533,646)       (590,233)
                                                            -----------     -----------

                                                            $   271,528     $   245,960
                                                            ===========     ===========


                   See accompanying notes to the financial statements.

                                            1


                               FONECASH, INC. AND SUBSIDIARIES
                                (A Development Stage Company)
                            Consolidated Statements of Operations


                                                   Six            Six         Aug. 7, 1997
                                               Months Ended   Months Ended   (Inception) to
                                                 June 30,       June 30,        June 30,
                                                  2002            2001            2002
                                              ------------    ------------    ------------
Revenue:
  Sales                                       $       --      $     15,660    $     10,840
  Cost of sales                                       --             8,524           5,662
                                              ------------    ------------    ------------
    Gross profit                                      --             7,136           5,178
  Interest income                                       17               7           5,228
                                              ------------    ------------    ------------

    Total revenue                                       17           7,143          10,406
                                              ------------    ------------    ------------

Costs and expenses:
  Depreciation                                      13,414          36,690         203,719
  Amortization                                         500             537           3,868
  Research and development, related party             --             9,700         432,256
  Officer's compensation                           223,000           1,200         936,429
  Impairment of investment in related party           --              --            50,000
  Impairment of investment in subsidiaries            --           450,000         450,000
  General and administrative                       827,162         434,086       2,716,040
                                              ------------    ------------    ------------
                                                 1,064,076         932,213       4,792,312
                                              ------------    ------------    ------------

Net loss                                      $ (1,064,059)   $   (925,070)   $ (4,781,906)
                                              ============    ============    ============

Basic and diluted loss per common share       $       (.04)   $       (.13)
                                              ============    ============

Weighted average common shares outstanding      27,584,166       6,919,720
                                              ============    ============











                     See accompanying notes to the financial statements.


                                                  FONECASH, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                     Consolidated Statements of Changes in Stockholders' Equity
                                     For the Period August 7, 1997 (Inception) to June 30, 2002


                                                                                                                        Deficit
                                                                                                                       Accumulated
                                                          Common Stock       Additional          Treasury Stock        During the
                                                   -------------------------   Paid-in     ------------------------    Development
                                                      Shares        Amount     Capital        Shares       Amount        Stage
                                                   -----------   -----------  -----------  -----------  -----------   -----------
Balances, August 7, 1997 (inception)                      --     $      --    $      --           --    $      --     $      --

    Common stock issued for services
        and costs advanced, valued at
        $.0001 per share                             2,000,000           200         --           --           --            --

    Common stock issued for services,
        valued at $.15 per share                       200,000            20       29,980         --           --            --

    Net loss for the period                                                                                               (61,404)
                                                   -----------   -----------  -----------  -----------  -----------   -----------

Balances, December 31, 1997                          2,200,000           220       29,980         --           --         (61,404)

    Sale of common stock ($.4156 per share)            204,500            20       84,965         --           --            --

    Net loss                                                                                                              (95,211)
                                                   -----------   -----------  -----------  -----------  -----------   -----------

Balances, December 31, 1998                          2,404,500           240      114,945         --           --        (156,615)

    Sale of common stock ($.7622 per share)          1,098,505           110      837,160         --           --            --

    Services contributed by the
        president of the Company                          --            --         60,000         --           --            --

    Common stock issued for services,
        valued at $.81 per share                       333,333            33      269,967         --           --            --

    Net loss                                                                                                             (785,366)
                                                   -----------   -----------  -----------  -----------  -----------   -----------

Balances, December 31, 1999                          3,836,338           383    1,282,072         --           --        (941,981)

    Sale of common stock ($1.25 per share)              25,000             3       31,247         --           --            --

    Common stock issued for services,
        valued at $.11 per share                     1,466,667           147      157,353         --           --            --

    Common stock issued for services,
        valued at $.5312 per share                     623,367            62      331,071         --           --            --

    Purchase of treasury stock                            --            --           --            500       (1,500)         --

    Net loss                                                                                                             (897,368)
                                                   -----------   -----------  -----------  -----------  -----------   -----------

Balances, December 31, 2000                          5,951,372   $       595  $ 1,801,743          500  $    (1,500)  $(1,839,349)

    Common stock issued for services,
        valued at $.12 per share                     6,959,708           696      858,080         --           --            --

    Sale of common stock ($.017 per share)           1,087,976           109       17,891         --           --            --

    Common stock issued in acquisition
        of subsidiaries, valued at $.50 per share      900,000            90      449,910         --           --            --

    Net loss                                                                                                           (1,878,498)
                                                   -----------   -----------  -----------  -----------  -----------   -----------

Balances, December 31, 2001                         14,899,056   $     1,490  $ 3,127,624          500  $    (1,500)  $(3,717,847)

    Sale of common stock ($.011 per share)          14,275,000         1,427      163,219         --           --            --

    Common stock issued for services,
        valued at $.04 per share                    23,900,000         2,390      953,610         --           --            --

    Net loss for the period                                                                                            (1,064,059)
                                                   -----------   -----------  -----------  -----------  -----------   -----------

Balances, June 30, 2002                             53,074,056         5,307    4,244,453          500       (1,500)   (4,781,906)
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




                                      FONECASH, INC. AND SUBSIDIARIES
                                       (A Development Stage Company)
                                   Consolidated Statements of Cash Flows


                                                                  Six             Six         Aug. 7, 1997
                                                              Months Ended    Months Ended   (Inception) to
                                                                June 30,        June 30,         June 30,
                                                                  2002            2001             2002
                                                               -----------     -----------     -----------
Cash flows from operating activities:
    Net loss                                                   $(1,064,059)    $  (925,070)    $(4,781,906)
    Adjustments to reconcile net loss to net
         cash used in operating activities
         Depreciation                                               13,414          36,690         203,719
         Amortization                                                  500             537           3,868
         Common stock issued for services                          956,000         386,000       2,663,609
         Common stock issued in acquisition of subsidiaries           --           450,000         450,000
         Write-down of lost inventory                                 --              --            26,538
         Changes in assets and liabilities
            Increase in accounts receivable                           --           (15,660)        (10,840)
            (Increase) decrease in inventory                          --          (166,476)       (204,338)
            Increase in prepaid expenses                              --              --           (25,000)
            Increase (decrease) in accounts payable                (10,487)         84,750         150,991
                                                               -----------     -----------     -----------
    Net cash used in operating activities                         (104,632)       (149,229)     (1,523,359)
                                                               -----------     -----------     -----------

Cash flows from investing activities:
    Organization costs                                                --              --              (368)
    Purchases of property and equipment                               --              --          (220,625)
    Acquisition of patent rights                                      --              --            (5,000)
                                                               -----------     -----------     -----------
    Net cash used in investing activities                             --              --          (225,993)
                                                               -----------     -----------     -----------

Cash flows from financing activities:
    Proceeds from short-term debt                                    2,625          15,972         244,949
    Repayment of short-term debt                                   (17,048)        (15,974)        (63,348)
    Increase (decrease) in amounts
       due to an officer/stockholder                                (6,109)        139,707         472,582
    Purchase of treasury stock                                        --              --            (1,500)
    Proceeds from sale of common stock                             138,952          10,000       1,110,457
                                                               -----------     -----------     -----------
    Net cash provided by financing activities                      118,420         149,705       1,763,140
                                                               -----------     -----------     -----------

Net increase (decrease) in cash                                     13,788             476          13,788
Cash at beginning of period                                           --             1,822            --
                                                               -----------     -----------     -----------

Cash at end of period                                          $    13,788     $     2,298     $    13,788
                                                               ===========     ===========     ===========


                            See accompanying notes to the financial statements.



                         FONECASH, INC AND SUBSIDIARIES
                          (A Development Stage Company)
                                   Form 10QSB
                           Quarter Ended June 30, 2002
                   Notes to Consolidated Financial Statements

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


Note 2 - Stockholders' Equity (Deficit)

Common Stock

Since December 31, 2001, the Company has issued 18,500,000 shares of common stock for consulting services and 5,400,000 shares for officers' compensation, valued at $.04 per share. The Company has also sold 14,275,000 shares of common stock at an average price of $.01 per share.



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

The Company incurred operating losses of $4,781,906 from Inception to June 30,2002. The Company expects its accumulated deficit to grow for the foreseeable future as total costs and expenses increases due principally to increased marketing expenses associated with its plans to undertake trials of its products and services. There can be no assurances that the Company will complete successful trials of its products and services, nor that sufficient revenues will be generated from the possible sales of such products and services to allow the Company to operate profitably.

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


Results of Operation

General and administrative expenses during the period ending June 30, 2002 were $827,162 as compared to $434,086 for the same period in 2001, representing an increase of $393,076. The increase during the three month period ending June 30, 2002 was primarily due to cost associates with legal, accounting and printing associated with the filing of various documents with the Securities and Exchange Commission, as well as cost associated with the for mailing of annual report to investors.

Compensation and related benefits during these three months was $223,000 and represented compensation to its consultant; but not to its president whose total compensation for the three months ended June 30, 2002. amounted $2,000.


Balance Sheet Data

The Company's combined cash and cash equivalents totaled $253,122 for the period ending June 30,2002. This is an increase of $39,482 from $213,640 for the period ending June 30, 2001

The Company does not expect to generate a positive internal cash flow for at least the next nine months due to expected increase in spending for salaries and the expected costs of marketing and sales activities.

Property and equipment was valued at $16,906 for the period ending June 30, 2002 and this represents an decrease of $13,414 representing depreciation on the molds which have a useful life of 3 years and are depreciated on a straight-line basis.

Part II           Other Information

     Item 1 Legal Proceedings

On April 8, 2002, the Company was served with a Notice of an Administrative Hearing at the Securities and Exchange Commission (SEC) offices in Washington, D.C. to be held on April 23, 2002, relating to certain allegations of the Enforcement Division of the SEC, that a Registration Statement on Form SB-2, filed on December 26, 2001 and amended thereafter, contained misrepresentations and omissions of material facts. The Commission seeks to have the ability to sell shares registered pursuant to the Registration Statement stopped. The Company is currently in discussions with the SEC to resolve this matter without a hearing and believes that this matter will be resolved shortly, in a manner that will not materially affect the ability to operate or to engage in further financing. On May 21, 2002, The Company executed an Offer of Settlement to the administrative proceeding agreeing to allow the Commission to suspend the Registration Statement and all amendments previously filed by the Company. This agreement and the Consent to the findings contained therein are limited solely to the Proceeding and any other proceeding to which the Commission is a party, except the pending Civil Action, and are made without admitting or denying the accuracy of the allegations in the Commission's Statement of Matters or any Order Making Finding and Issuing Stop Order which may be issued.



Also, on April 8, 2002, in a concurrent action, the Company was served with a Summons and Complaint, entitled Securities and Exchange Commission, Plaintiff v. Fonecash, Inc, and Daniel E. Charboneau, Defendants, entered at the United States District Court, District of Columbia. This action contains the same allegations as in the Notice of Administrative Hearing, related to alleged misrepresentations and omission in the filings of the Company. The Company is in discussions with the Commission related to the resolution of this matter and believes that a resolution will shortly be reached that will not materially impact on the operations of the Company. The Company has filed a Motion for an extension on the time to file an Answer to the Complaint and is awaiting a decision of the court. On May 9, 2002, The Company executed and entered into a consent of Preliminary Injunctions in the pending action. This Consent was without admitting or denying the allegations of the Commission's Complaint. The proposed Order enjoins the Company from violating, directly or indirectly the Rules of the Securities Act of 1933 as cited in the Complaint.


The Company has been served with a Summons and Complaint from Fleet National Bank in an action commenced in the Supreme Court of the State of New York, County of New York entitled, Fleet National Bank v. Fonecash, Inc, Jean-Paul Charboneau, Individually and Jiann-Shong Wu, Individually. This action is for the failure to pay the monthly payments on a Line of Credit with Fleet National Bank. The Company has filed an Answer and a Request for Documents and is waiting for a response. The Company intends to defend the action and believes that it will be resolved in a manner that does not materially impact the Company.



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


     Item 2 Changes in Securities

     On June 29, 2002, 200,000,000 shares of the Company's common stock, previously issued to Hedley Finance, Ltd. and deposited into an escrow account in London, were returned to the Company's transfer agent. All 4000 stock certificates issued in values of 50,000 shares each were cancelled and the records of the Company were adjusted.

     During the period ending June 30, 2002, the Company issued 9,825,000 shares of common stock to non-domestic investors for cash in accordance with Regulation S.


     Items 3 Defaults upon Senior Securities

     None


     Item 4 Submission of Matters to a Vote of Security Holders

The Company amended and restated its Certificate of Incorporation, authorizing the Company to issued one or more series of the Preferred Stock. The Board of Directors of the Company approved this amendment and obtained the necessary approval of a majority of the shareholders. The Company filed Form 14C Information with the Securities and Exchange Commission on June 11, 2002.

     Item 5 Other Information
            Regulation FD Disclosure

     Certification  Pursuant to 18 U.S.C.,  Section 1350, As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

     I, Daniel E. Charboneau, Chief Executive Officer and Chief Financial Officer of FoneCash, Inc. (the "Company"), certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., Section 1350, that::

E. the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2002, as files with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of Section 13(a) or 15(d) for the Securities Exchange Act of 1934; and

F. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company for the period presented therein.

                                                     /s/Daniel E. Charboneau
                                                     Chief Executive Officer
                                                     Chief Financial Officer

                                                     August 19, 2002


     Item 6 Exhibits and reports on Form 8-K

          a.   Exhibit Index

          b.   Reports of Form 8-K

     On June 7, 2002, the Company filed an 8-K with the Commission, reporting the Offer of Settlement to the Administrative Hearing brought by the Commission against the Company, and the Consent to the Preliminary Injunctions in the Civil Action pending in the United States District Court, District Court in Columbia.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned who is duly authorized to sign as an officer and as the principal officer of the Company.

Fonecash, Inc

By:      /s/ Daniel E. Charboneau
         ----------------------------------
         Daniel E. Charboneau, Chairman/CEO

Date:    August 19, 2002