Form 10QSB
period 2002-09-30
FONECASH INC
filed 2002-11-20
CIK 1082594

================================================================================

                        ECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                                               ------------------
                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____to ______

                         Commission file number: 0-30536

                     --------------------------------------

                                 FoneCash, Inc.
             (Exact name of registrant as specified in its charter)

                  ---------------------------------------------


           Delaware                                             22-3530573
           --------                                             ----------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

     90 Park Avenue, 1700, New York, New York                   10016-1301
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


                                               Yes X No__

     The number of outstanding shares of the registrant's Common Stock, par value $.0001 per share, was 57,974,056 on September 30, 2002.

================================================================================

                                 Fonecash, Inc.
                         Quarterly Report on Form 10-QSB
                   For the Quarter Ended on September 30, 2002

                                Table of Contents



Part I.    FINANCIAL INFORMATION

Item 1     Consolidated Financial Statements (Unaudited)

            Balance Sheets as of September 30, 2002 and December 31, 2001

           Statement of Operations for the Period Ending September 30, 2002

           Statement of Cash Flow for the Period Ending September 30, 2002

           Notes to Consolidated Financial Statements

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II    OTHER INFORMATION

          Incorporated by reference in the Company's Form 10-SB, Amendment 5 registration statement, along with all exhibits, submitted on May , 2000


                             FONECASH, INC. AND SUBSIDIARIES
                              (A Development Stage Company)
                               Consolidated Balance Sheets


                                         ASSETS
                                         ------

                                                           September 30,   December 31,
                                                               2002           2001
                                                           -----------    -----------
Current assets:
    Cash                                                   $     1,686    $      --
    Accounts receivable                                         10,840         10,840
    Stock subscriptions receivable                              20,694           --
    Inventory                                                  177,800        177,800
    Prepaid expenses                                            25,000         25,000
                                                           -----------    -----------
                                                               236,020        213,640
                                                           -----------    -----------

Property and equipment, net                                     10,199         30,320
                                                           -----------    -----------

Other assets:
    Patent rights, net                                           1,250          2,000
    Other                                                         --             --
                                                           -----------    -----------
                                                                 1,250          2,000
                                                           -----------    -----------

                                                           $   247,469    $   245,960
                                                           ===========    ===========


                         LIABILITIES AND STOCKHOLDERS' DEFICIT
                         -------------------------------------

Current liabilities:
    Accounts payable                                       $   153,008    $   161,478
    Due to officer/stockholder                                 468,303        478,691
    Notes payable                                              211,601        196,024
                                                           -----------    -----------
                                                               832,912        836,193
                                                           -----------    -----------

Stockholders' deficit :
    Preferred stock; $.0001 par value; authorized -
        10,000,000 shares; issued - none                          --             --
    Common stock; $.0001 par value; authorized -
        500,000,000 shares; issued and outstanding -
        57,974,056 shares in 2002 and 14,899,056 in 2001         5,797          1,490
    Additional paid-in capital                               4,365,963      3,127,624
    Treasury stock, 500 shares at cost                          (1,500)        (1,500)
    Deficit accumulated during the development stage        (4,955,703)    (3,717,847)
                                                           -----------    -----------
                                                              (585,443)      (590,233)
                                                           -----------    -----------

                                                           $   247,469    $   245,960
                                                           ===========    ===========


                   See accompanying notes to the financial statements.

                                            3


                               FONECASH, INC. AND SUBSIDIARIES
                                (A Development Stage Company)
                            Consolidated Statements of Operations


                                                  Nine            Nine        Aug. 7, 1997
                                              Months Ended    Months Ended   (Inception) to
                                              September 30,   September 30,   September 30,
                                                  2002            2001            2002
                                              ------------    ------------    ------------
Revenue:
  Sales                                       $       --      $     15,660    $     10,840
  Cost of sales                                       --             8,524           5,662
                                              ------------    ------------    ------------
    Gross profit                                      --             7,136           5,178
  Interest income                                       44              17           5,255
                                              ------------    ------------    ------------

    Total revenue                                       44           7,153          10,433
                                              ------------    ------------    ------------

Costs and expenses:
  Depreciation                                      20,121          55,035         210,426
  Amortization                                         750             805           4,118
  Research and development, related party             --             9,700         432,256
  Officer's compensation                           228,110           1,200         941,539
  Impairment of investment in related party           --              --            50,000
  Impairment of investment in subsidiaries            --           450,000         450,000
  General and administrative                       988,919         460,770       2,877,797
                                              ------------    ------------    ------------
                                                 1,237,900         977,510       4,966,136
                                              ------------    ------------    ------------

Net loss                                      $ (1,237,856)   $   (970,357)   $ (4,955,703)
                                              ============    ============    ============

Basic and diluted loss per common share       $       (.03)   $       (.13)
                                              ============    ============

Weighted average common shares outstanding      37,318,488       7,660,617
                                              ============    ============











                     See accompanying notes to the financial statements.

                                              4


                                                   FONECASH, INC. AND SUBSIDIARIES
                                                    (A Development Stage Company)
                                     Consolidated Statements of Changes in Stockholders' Equity
                                   For the Period August 7, 1997 (Inception) to September 30, 2002


                                                                                                                          Deficit
                                                                                                                        Accumulated
                                                           Common Stock          Additional       Treasury Stock         During the
                                                    --------------------------     Paid-in   ------------------------   Development
                                                       Shares         Amount       Capital     Shares       Amount         Stage
                                                    -----------    -----------   ----------- -----------  -----------   -----------
Balances, August 7, 1997 (inception)                       --      $      --     $      --          --    $      --     $      --

    Common stock issued for services
        and costs advanced, valued at
        $.0001 per share                              2,000,000            200          --          --           --            --

    Common stock issued for services,
        valued at $.15 per share                        200,000             20        29,980        --           --            --

    Net loss for the period                                                                                                 (61,404)
                                                    -----------    -----------   ----------- -----------  -----------   -----------

Balances, December 31, 1997                           2,200,000            220        29,980        --           --         (61,404)

    Sale of common stock ($.4156 per share)             204,500             20        84,965        --           --            --

    Net loss                                                                                                                (95,211)
                                                    -----------    -----------   ----------- -----------  -----------   -----------

Balances, December 31, 1998                           2,404,500            240       114,945        --           --        (156,615)

    Sale of common stock ($.7622 per share)           1,098,505            110       837,160        --           --            --

    Services contributed by the
        president of the Company                           --             --          60,000        --           --            --

    Common stock issued for services,
        valued at $.81 per share                        333,333             33       269,967        --           --            --

    Net loss                                                                                                               (785,366)
                                                    -----------    -----------   ----------- -----------  -----------   -----------

Balances, December 31, 1999                           3,836,338            383     1,282,072        --           --        (941,981)

    Sale of common stock ($1.25 per share)               25,000              3        31,247        --           --            --

    Common stock issued for services,
        valued at $.11 per share                      1,466,667            147       157,353        --           --            --

    Common stock issued for services,
        valued at $.5312 per share                      623,367             62       331,071        --           --            --

    Purchase of treasury stock                             --             --            --           500       (1,500)         --

    Net loss                                                                                                               (897,368)
                                                    -----------    -----------   ----------- -----------  -----------   -----------

Balances, December 31, 2000                           5,951,372    $       595   $ 1,801,743         500  $    (1,500)  $(1,839,349)

    Common stock issued for services,
        valued at $.12 per share                      6,959,708            696       858,080        --           --            --

    Sale of common stock ($.017 per share)            1,087,976            109        17,891        --           --            --

    Common stock issued in acquisition
        of subsidiaries, valued at $.50 per share       900,000             90       449,910        --           --            --

    Net loss                                                                                                             (1,878,498)
                                                    -----------    -----------   ----------- -----------  -----------   -----------

Balances, December 31, 2001                          14,899,056    $     1,490   $ 3,127,624         500  $    (1,500)  $(3,717,847)

    Sale of common stock ($.011 per share)           14,275,000          1,427       163,219        --           --            --

    Common stock issued for services,
        valued at $.04 per share                     28,800,000          2,880     1,075,120        --           --            --

    Net loss for the period                                                                                              (1,237,856)
                                                    -----------    -----------   ----------- -----------  -----------   -----------

Balances, September 30, 2002                         57,974,056          5,797     4,365,963         500       (1,500)   (4,955,703)
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

                                                                  5



                                     FONECASH, INC. AND SUBSIDIARIES
                                      (A Development Stage Company)
                                  Consolidated Statements of Cash Flows


                                                                  Nine          Nine        Aug. 7, 1997
                                                              Months Ended   Months Ended   (Inception) to
                                                              September 30,  September 30,   September 30,
                                                                  2002          2001            2002
                                                              -----------    -----------    -----------
Cash flows from operating activities:
    Net loss                                                  $(1,237,856)   $  (970,357)   $(4,955,703)
    Adjustments to reconcile net loss to net
         cash used in operating activities
         Depreciation                                              20,121         55,035        210,426
         Amortization                                                 750            805          4,118
         Common stock issued for services                       1,078,000        386,000      2,785,609
         Common stock issued in acquisition of subsidiaries          --          450,000        450,000
         Write-down of lost inventory                                --             --           26,538
         Changes in assets and liabilities
            Increase in accounts receivable                          --          (15,660)       (10,840)
            (Increase) decrease in inventory                         --         (166,476)      (204,338)
            Increase in prepaid expenses                             --             --          (25,000)
            Increase (decrease) in accounts payable                (8,470)        93,393        153,008
                                                              -----------    -----------    -----------
    Net cash used in operating activities                        (147,455)      (167,260)    (1,566,182)
                                                              -----------    -----------    -----------

Cash flows from investing activities:
    Organization costs                                               --             --             (368)
    Purchases of property and equipment                              --             --         (220,625)
    Acquisition of patent rights                                     --             --           (5,000)
                                                              -----------    -----------    -----------
    Net cash used in investing activities                            --             --         (225,993)
                                                              -----------    -----------    -----------

Cash flows from financing activities:
    Proceeds from short-term debt                                  32,625         23,637        274,949
    Repayment of short-term debt                                  (17,048)       (15,974)       (63,348)
    Increase (decrease) in amounts
       due to an officer/stockholder                              (10,388)       147,215        468,303
    Purchase of treasury stock                                       --             --           (1,500)
    Proceeds from sale of common stock                            143,952         18,000      1,115,457
                                                              -----------    -----------    -----------
    Net cash provided by financing activities                     149,141        172,878      1,793,861
                                                              -----------    -----------    -----------

Net increase (decrease) in cash                                     1,686          5,618          1,686
Cash at beginning of period                                          --            1,822           --
                                                              -----------    -----------    -----------

Cash at end of period                                         $     1,686    $     7,440    $     1,686
                                                              ===========    ===========    ===========


                           See accompanying notes to the financial statements.

                                                    6

                         FONECASH, INC AND SUBSIDIARIES
                          (A Development Stage Company)
                                   Form 10QSB
                        Quarter Ended September 30, 2002
                   Notes to Consolidated Financial Statements

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


Note 2 - Stockholders' Equity (Deficit)



Common Stock


Since December 31, 2001, the Company has issued 23,400,000 shares of common stock for consulting services and 5,400,000 shares for officers' compensation, valued at $.04 per share. The Company has also sold 14,275,000 shares of common stock at an average price of $.01 per share.



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

The Company incurred operating losses of $4,955,703 from Inception to September 30, 2002. The Company expects its accumulated deficit to grow for the foreseeable future as total costs and expenses increases due principally to increased marketing expenses associated with its plans to undertake trials of its products and services. There can be no assurances that the Company will complete successful trials of its products and services, nor that sufficient revenues will be generated from the possible sales of such products and services to allow the Company to operate profitably.

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

Results of Operation


General and administrative expenses during the period ending September 30, 2002 were $988,919 as compared to $460,770 for the same period in 2001, representing an increase of $528,149. The increase during the three month period ending September 30, 2002 was primarily due to cost associates with legal, accounting and manufacturing of samples of the Company's wireless products.

Compensation and related benefits during these three months was $228,110 and represented compensation to its consultant; but not to its president whose total compensation for the three months ended September 30, 2002. amounted $3,000.

Balance Sheet Data

The Company's combined cash and cash equivalents totaled $236,020 for the period ending September 30, 2002. This is an increase of $22,380 from $213,640 for the period ending December 31, 2001

The Company does not expect to generate a positive internal cash flow for at least the next six months due to expected increase in spending for salaries and the expected costs of marketing and sales activities.

Property and equipment was valued at $10,199 for the period ending September 30, 2002 and this represents a decrease of $20,121 representing depreciation on the molds which have a useful life of 3 years and are depreciated on a straight-line basis.

Part II           Other Information

         Item 1            Legal Proceedings

On April 8, 2002, the Company was served with a Notice of an Administrative Hearing at the Securities and Exchange Commission (SEC) offices in Washington, D.C. to be held on April 23, 2002, relating to certain allegations of the Enforcement Division of the SEC, that a Registration Statement on Form SB-2, filed on December 26, 2001 and amended thereafter, contained misrepresentations and omissions of material facts. The Commission seeks to have the ability to sell shares registered pursuant to the Registration Statement stopped. The Company is currently in discussions with the SEC to resolve this matter without a hearing and believes that this matter will be resolved shortly, in a manner that will not materially affect the ability to operate or to engage in further financing. On May 21, 2002, The Company executed an Offer of Settlement to the administrative proceeding agreeing to allow the Commission to suspend the Registration Statement and all amendments previously filed by the Company. This agreement and the Consent to the findings contained therein are limited solely to the Proceeding and any other proceeding to which the Commission is a party, except the pending Civil Action, and are made without admitting or denying the accuracy of the allegations in the Commission's Statement of Matters or any Order Making Finding and Issuing Stop Order which may be issued. This matter has been resolved and the registration statement withdrawn. The Company is complying with all requirements in the Consent order.



Also, on April 8, 2002, in a concurrent action, the Company was served with a Summons and Complaint, entitled Securities and Exchange Commission, Plaintiff v. Fonecash, Inc, and Daniel E. Charboneau, Defendants, entered at the United States District Court, District of Columbia. This action contains the same allegations as in the Notice of Administrative Hearing, related to alleged misrepresentations and omission in the filings of the Company. The Company is in discussions with the Commission related to the resolution of this matter and believes that a resolution will shortly be reached that will not materially impact on the operations of the Company. The Company has filed a Motion for an extension on the time to file an Answer to the Complaint and is awaiting a decision of the court. On May 9, 2002, The Company executed and entered into a consent agreement of Preliminary Injunctions in the pending action. This Consent was without admitting or denying the allegations of the Commission's Complaint. The proposed Order enjoins the Company from violating, directly or indirectly the Rules of the Securities Act of 1933 as cited in the Complaint. This civil action has not been resolved, and the Company has decided to litigate this case as it believes it has defenses to the allegations. It is the opinion of the Company that the matter will reach a resolution that does not have a material adverse effect on the Company.

The Company has been served with a Summons and Complaint from Fleet National Bank in an action commenced in the Supreme Court of the State of New York, County of New York entitled, Fleet National Bank v. Fonecash, Inc, Jean-Paul Charboneau, Individually and Jiann-Shong Wu, Individually. This action is for the failure to pay the monthly payments on a Line of Credit with Fleet National Bank. The Plaintiff has obtained a judgment against the defendants. The Company is seeking a method to pay the outstanding balance so as not to adversely affect the Company. If the judgment creditor seeks to enforce the judgment it would have an adverse material effect on the Company to operate.



The Company has been served with a Summons and Complaint from Edgar Filings, LTD in an action commenced in Harris County, Texas, entitled Edgar Filings, Ltd. v. FoneCash, Inc. This action is for failure to pay various invoices amounting to $2,303.31 for services incurred for filings documents with the Securities and Exchange Commission. The Plaintiff has received a judgment against the Company. The Company intends to pay the amount due upon receipt of funds. If the judgment creditor seeks to enforce the judgment it would have an adverse effect on the ability of the Company to operate.

The Company has been threatened with litigation related to the use of Merrill Communications LLC. Merrill was used to file the Company's filings on the EDGAR system. They claim that a balance of $21,371.07, including interest is currently due. The Company has not yet been served with a Complaint by Merrill. Furthermore, the Company disputes the total amount due to Merrill. The Company believes that a resolution will be worked out that will not materially affect the Company. However, if a resolution can not be worked out, a judgment in the amount sought by Merrill might have a material adverse impact on the operations of the Company at this point in time. At present the Company has a preliminary resolution with the claimant to make payments on the outstanding amount. The Company has made an initial payment. If the creditor was to reduce the amount, sue to judgment, after instituting litigation, any enforcement of the judgment, it would have an adverse material effect on the ability of the Company to operate.



     On August 13, 2002, the United Stated Attorney for the Southern District of Florida handed up an indictment in the United States District Court for the Southern District of Florida, naming four defendants, including Daniel E. Charboneau, President, CEO and Chairman of the Company. The indictment does not name the Company, or any other Company employee. Although alleging a broader conspiracy, the indictment alleges that Mr. Charboneau engaged in a scheme to circumvent and violated certain restrictions on the raising of capital for public companies through the sale of restricted shares at an inflated price in the Company and the maximum amount that can be paid for commissions to intermediaries, among other counts of various wire and mail fraud. The other defendants named in the indictment have no involvement in the business of the Company. Mr. Charboneau has entered a plea of "Not Guilty" to the charges against him and intends to vigorously defend himself. The Company intends to continue its normal day-to-day business operations while Mr. Charboneau vigorously contest the allegations .It is impossible to determine at this time if this action will have any material affect on the Company.

         Item 2            Changes in Securities


     During the period ending June 30, 2002, the Company issued shares of common stock to non-domestic investors for cash in accordance with Regulation S.


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

                  None

         Item 5            Other Information
                           Regulation FD Disclosure

     Certification  Pursuant to 18 U.S.C.,  Section 1350, As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

     I, Daniel E. Charboneau, Chief Executive Officer and Chief Financial Officer of FoneCash, Inc. (the "Company"), certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C., Section 1350, that::

E. the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2002, as files with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of
     Section 13(a) or 15(d) for the Securities Exchange Act of 1934; and

F. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company for the period presented therein.

                                                     /s/Daniel E. Charboneau
                                                     Chief Executive Officer
                                                     Chief Financial Officer
                                                     November 20, 2002

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

Date:    November 20, 2002