Form 10KSB
period 2002-12-31
FONECASH INC
filed 2004-12-28
CIK 1082594

    OMB APPROVAL

OMB Number: 3235-0420

Expires: April 30, 2006

Estimated average burden

 hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20546

FORM 10-KSB

GENERAL FORM FOR REGISTRATION OF SECURITIES OF

Small Business Issuers

Under Section 12(b) or 12(g) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2002

FONECASH, INC

(Name of Small Business Issuer in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	22-3530573 (I.R.S. Employer Identification Number)

162 M Homestead Street, Manchester, Connecticut 06040

 (Address of principal executive offices) (Zip Code)

Issuer's telephone number (860) 805-0701

Securities to be registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: COMMON STOCK, par value $.0001 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ]

Number of shares of Common Stock outstanding: 58,574,056

SEC 2337 (12-03)	Persons who potentially are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

FORM 10-KSB

TABLE OF CONTENTS

PART I

Item 1 Description of Business

3

Item 2 Description of Property

5

Item 3 Legal Proceedings

5

Item 4 Submission of Matters to a Vote of Security Holders

6

PART II

Item 5 Market for Common Equity and Related Stockholder Matters

6

Item 6 Management's Discussion and Analysis or Plan of Operation

7

Item 7 Financial Statements

8

Item 8 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

24

Item 8a Controls and Procedures

24

PART III

Item 9 Directors, Executive Officers, Promoters and Control Persons

24

Item 10 Executive Compensation

26

Item 11 Security Ownership of Certain Beneficial Owners and Management.

27

Item 12 Certain Relationships and related Transactions

27

Item 13 Exhibits and reports on Form 8-K

28

Item 14 Principal Accountant Fees and Services

28

Signature

30

PART I

Item 1 -Business

Fonecash, Inc. (the "Company") was incorporated under the laws of the State of Delaware on August 7, 1997. During the fourth quarter of December 2002, the Company began to wind down its operations. This occurred because of management’s inability to raise sufficient funds to finance the continued development of the Company’s business plan.

Until that point the Company had been engaged in the payment processing of transactions for banks and their merchants through its terminals and proprietary system. As part of that operation, the Company was developing a wired and wireless gateway to convert consumers' credit and debit card information collected by mobile merchants into a format that can be processed by banks. The Company intended to act as a payment system service provider between banks, mobile merchants and their customers. The Company intended to charge merchants a fixed transaction fee to process their payments.

Currently, the Company remains in development stage and has no operating profits to date. With the cessation of its pursuit of the credit card processing business, the Company currently has no business operations. The Company is actively seeking a possible merger candidate in an effort to provide shareholders value.

The Company incurred operating losses of $1,746,236 during 2002. The Company spent a total of $432,256 on Research and Development from Inception to December 31, 2002. The Company expects its accumulated deficit to grow for the foreseeable future.

The Company's Operations to Date

The Company was developing a system of processing credit cards for an under served community of low volume merchants and in-home salespersons consisting of a fixed wire or wireless terminal and a system of computers, utilizing established communications networks, both wired and wireless, for processing the data from credit and debit cards. The Company ceased this operation during the fourth quarter of 2002.

Currently the Company is seeking merger candidates. It has not yet identified nor negotiated with any candidates.

Employees

The Company has one full time employee.

Sources of Revenues

Through December 31, 2002, the Company had revenue of $10,840 from sale of its products.  If the Company can locate, negotiate and acquire a merger candidate revenue could potentially come from the merger candidates’ business operation.

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

The Company has Incurred Losses and Expects Future Losses

The Company has experienced operating losses in each period since inception and expects to incur losses in the future. On December 31, 2002, the Company had an accumulated deficit of $5,575,014. The Company expects to increase its operating expenses. As a result, the Company will need to achieve revenues and profits. The Company's failure to achieve revenues would seriously harm the Company's business and operating results. In fact, the Company may not have any revenue growth.

Future Operating Results Will Likely Fluctuate

The Company's quarterly operating results will likely vary significantly in the future. As a result, period-to-period comparisons of the Company's operating results will not be meaningful and should not be relied upon as indicators of the Company's future performance. In the future, the Company's operating results may be below the expectations of securities analysts and investors. The Company's failure to meet these expectations would likely depress the market price of the Company's common stock. To date, the Company has not had sufficient operating results to gauge any period-to-period fluctuations.

The Company Must Retain and Attract Key Personnel

The Company's success depends largely on the skills, experience and performance of the members of its senior management and other key personnel. In the future, the Company's growth will depend upon its ability to attract and retain key management personnel.

Reliance on Key Personnel

The Company considers Abraham Pierce to be a key employee. The loss of his services could seriously harm the Company's business. The loss of its employee will add a significant burden to the Company's future prospects.

Future Sales of Shares Could Affect The Company's Stock Price

If the Company's stockholders sell substantial amounts of the Company's common stock in the public market, the market price of the Company's common stock could fall. Of the Company's outstanding common stock as of December 31, 2002, 18% is eligible for sale in the public market immediately.

Shareholders Will Receive No Dividends

The Company has never paid dividends and has no current plans to do so. Given the Company's financial position, it is unlikely that it will pay any dividends in the foreseeable future. The Company plans instead to retain earnings, if any, to fund internal growth.

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

Item 2. Properties

The Company owns no property. Currently, the Company's principal office is located at 165 M Homestead Street, Manchester, Connecticut 06040. This space is provided to the Company by its President Abraham Pierce. Mr. Pierce will continue to provide this space for the foreseeable future until a suitable merger candidate can be acquired at which point the Company intends to move its business to the merger candidates location.

Item 3. Legal Proceedings

The Company was served with a summons and complaint for failure to pay the monthly payments on its line of credit with Fleet National Bank.  Pursuant to the lawsuit, the Company would be liable to Fleet National Bank for the outstanding principal balance of $107,645 plus attorney’s fees.  Management has indicated its intentions to defend the action and will repay the principal balance in monthly installments upon receipt of capital contributions from investors.

On April 8, 2002 the Securities and Exchange Commission filed a complaint alleging that a registration statement and amendments, filed with the Commission by the Company in December 2001, January 2002 and March 2002, and signed by the former president of the Company, Daniel E. Charboneau, contained material misrepresentations and omissions.  On January 6, 2004, a United States District Judge from the District of Columbia entered a default judgment against the Company restraining the Company from further violations of Section 17(a) of the Securities Act of 1933, Sections 10(b) and 13a-13 of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder.  As part of this order the Court also ordered penalties and interest in the amount of $110,977.

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

2002

  High

  Low

-------------------------------------------------------------------------------------------------------------

 Fourth Quarter

$0.035

$0.0001

 Third Quarter

$0.057

$0.003

 Second Quarter

$0.055

$0.03

 First Quarter

$0.085

$0.03

2001

 Fourth Quarter

$0.06

$0.06

 Third Quarter

$0.10

$0.08

 Second Quarter

$0.12

$0.10

 First Quarter

$0.40

$0.34

As of December 31, 2002 there were approximately 206 holders of record of the common stock. On December 31, 2002, the closing sales price of the Company's common stock was $0.0004 per share.

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

The Company's transfer agent is Manhattan Transfer Registrar Co., 58 Dorchester Road, Lake Ronkonkoma, New York 11779, (516) 585-7341.

Recent Sales of Unregistered Securities

During the period ended December 31, 2002, the Company issued 32,928,174 shares to 28 individuals or entities for services rendered which were valued and expensed at an average of $0.0342 per share. Additionally during this period, the Company sold 10,746,826 shares of common stock to 84 individuals or entities at an average price of $0.0115 per share.

During the period ended December 31, 2001, the Company issued 12,247,681 shares of its common stock. The Company issued 7,025,730 shares of common stock 15 individuals or entities for services rendered which were valued and expensed at an average of $0.12 per share. Additionally during this period, the Company sold 821,951 shares of common stock to 13 individuals or entities at an average price of $0.02 per share.  Also the Company issued 4,400,000 shares of common stock as a part of its acquisition of its four subsidiaries.

Item 6 - Management's Discussion and Analysis of Financial Condition and Plan of Operation

General

The Company has had revenues of $10,840 since its inception in August 1997 due to the fact that the Company is in the development stage mode for five years. The Company had a net loss of $5,575,014 since inception to December 31, 2002. All depreciable assets were written down to $ 0 because such assets would no longer provide a future benefit to the Company. Depreciation expense of $20,121 was charged to operations for the period ended December 31, 2002. The Company incurred operating losses of $5,575,014 from inception to December 31,2002. The Company expects its accumulated deficit to grow for the foreseeable future.

For the period ending December 31, 2002 general and administrative expenses were $1,449,025 as compared to $857,798 for the same period in 2001, representing an increase of $248,564. The increase during the period ending December 31, 2002 was primarily due to charges associated to the cessation of the business activities of the Company as well as legal, accounting, and printing associated with the filing of this Form 10-SB and amendments with the Securities and Exchange Commission and costs of raising funds.

The Company's combined cash and cash equivalents totaled $ -0- for the period ended December 31, 2002 compared to 35,840 for the period ending December 31, 2001. This is a decrease of $35,840 for the period ending December 31, 2002.

The Company does not expect to generate a positive internal cash flow for at least the foreseeable future. The Company currently has limited internal and external sources of liquidity. At this time the Company has no material commitment for capital expenditures.

Liquidity and Capital Resources

The Company presently has no business operations or activity.  It has no cash or cash equivalents.  It is actively seeking a potential candidate with whom to merge or acquire.

Item 7.  Financial Statements

FONECASH, INC. AND SUBSIDIARIES

(A Development Stage Company)

Audited Financial Statements

For the years ended December 31, 2002 and 2001

Michael F. Albanese, CPA

18 Lisa Court

Parsippany, NJ  07054

Phone (973) 887-8124; Fax 9103

Cell (201) 406-5733 E-mail: Mikealban@aol.com

Michael F. Albanese, CPA

18 Lisa Court

Parsippany, NJ 07054

TELEPHONE: (201) 406-5733

FACSIMILE: (973) 887-9103

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders

FoneCash, Inc.

Manchester, Connecticut

I have audited the accompanying consolidated balance sheets of FoneCash, Inc. (a Delaware corporation in the development stage) and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended and for the period August 7, 1997 (inception) to December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FoneCash, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended and from August 7, 1997 (inception) to December 31, 2002, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company's significant net losses raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Michael F. Albanese, CPA

Michael F. Albanese, CPA

Parsippany, New Jersey

December 16, 2004

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

/s/ Stewart H. Benjamin

STEWART H. BENJAMIN

CERTIFIED PUBLIC ACCOUNTANT, P.C.

Plainview, New York

April 12, 2002

FONECASH, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS

	December 31,	December 31,
	2002	2001
Current assets:
Accounts receivable	$--	$10,840
Inventory	--	177,800
Prepaid expenses	--	25,000
Total current assets	--	213,640

Property and equipment, net	--	30,320

Other assets:
Patent rights, net	--	2,000

Total assets	$--	$245,960

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$424,179	$161,478
Due to officer/stockholder	519,243	478,691
Notes payable	252,881	196,024
Total current liabilities	1,196,303	836,193

Commitments and contingencies	--	--

Stockholders' deficit :
Preferred stock; $.0001 par value; authorized -
10,000,000 shares; issued - none	--	--
Common stock; $.0001 par value; authorized -
500,000,000 shares; issued and outstanding -
58,574,056 shares in 2002 and 14,899,056 in 2001	5,858	1,490
Additional paid-in capital	4,374,353	3,127,624
Treasury stock, 500 shares at cost	(1,500)	(1,500)
Deficit accumulated during the development stage	(5,575,014)	(3,717,847)
Total stockholders' (deficit)	(1,196,303)	(590,233)
Total liabilities and stockholders' (deficit)	$--	$245,960

The accompanying notes are an integral part of these statements.

FONECASH, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations

			Aug. 7, 1997
	Year Ended	Year Ended	(Inception) to
	December 31,	December 31,	December 31,
	2002	2001	2002

Revenue:
Sales	$--	$10,840	$10,840
Cost of sales	--	5,662	5,662
Gross profit	--	5,178	5,178
Interest income	46	18	5,257

Total revenue	46	5,196	10,435

Costs and expenses:
Depreciation	20,121	73,380	210,426
Amortization	750	1,116	4,118
Research and development, related party	--	58,200	432,256
Officer's compensation	264,891	443,200	978,320
Impairment of investment in related party	--	--	50,000
Impairment of investment in subsidiaries	--	450,000	450,000
Loss on disposition of assets	11,449	--	11,449
General and administrative	1,449,025	857,798	3,337,903
	1,746,236	1,883,694	5,474,472

SEC litigation settlement	110,977	--	110,977

Net loss	$(1,857,167)	$(1,878,498)	$(5,575,014)

Basic and diluted loss per common share	$(0.04)	$(0.19)

Weighted average common shares outstanding	42,640,988	9,930,238

The accompanying notes are an integral part of these statements.

FONECASH, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity
For the Period August 7, 1997 (Inception) to December 31, 2002
						Deficit
						Accumulated
			Additional			During the
	Common Stock		Paid-in	Treasury Stock		Development
	Shares	Amount	Capital	Shares	Amount	Stage

Balances, August 7, 1997 (inception)	--	$--	$--	--	$--	$--
Common stock issued for services
and costs advanced, valued at
$.0001 per share	2,000,000	200	--	--	--	--

Common stock issued for services,
valued at $.15 per share	200,000	20	29,980	--	--	--

Net loss for the period	--	--	--	--	--	(61,404)
Balances, December 31, 1997	2,200,000	220	29,980	--	--	(61,404)

Sale of common stock ($.4156 per share)	204,500	20	84,965	--	--	--

Net loss	--	--	--	--	--	(95,211)
Balances, December 31, 1998	2,404,500	240	114,945	--	--	(156,615)

Sale of common stock ($.7622 per share)	1,098,505	110	837,160	--	--	--

Services contributed by the
president of the Company	--	--	60,000	--	--	--

Common stock issued for services,
valued at $.81 per share	333,333	33	269,967	--	--	--

Net loss	--	--	--	--	--	(785,366)
Balances, December 31, 1999	3,836,338	383	1,282,072	--	--	(941,981)

The accompanying notes are an integral part of these statements.

(continued)

FONECASH, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity
For the Period August 7, 1997 (Inception) to December 31, 2002
						Deficit
						Accumulated
			Additional			During the
	Common Stock		Paid-in	Treasury Stock		Development
	Shares	Amount	Capital	Shares	Amount	Stage
Sale of common stock ($1.25 per share)	25,000	3	31,247	--	--	--

Common stock issued for services,
valued at $.11 per share	1,466,667	147	157,353	--	--	--

Common stock issued for services,
valued at $.5312 per share	623,367	62	331,071	--	--	--

Purchase of treasury stock	--	--	--	500	(1,500)	--

Net loss	--	--	--	--	--	(897,368)
Balances, December 31, 2000	5,951,372	$595	$1,801,743	500	$(1,500)	$(1,839,349)

Common stock issued for services,
valued at $.12 per share	6,959,708	696	858,080	--	--	--

Sale of common stock ($.017 per share)	1,087,976	109	17,891	--	--	--

Common stock issued in acquisition
of subsidiaries, valued at $.50 per share	900,000	90	449,910	--	--	--

Net loss	--	--	--	--	--	(1,878,498)
Balances, December 31, 2001	14,899,056	1,490	3,127,624	500	(1,500)	(3,717,847)

Sale of common stock ($.012 per share)	10,746,826	1,075	122,878	--	--	--

Common stock issued for services,
valued at $.03 per share	32,928,174	3,293	1,123,851	--	--	--
Net loss	--	--	--	--	--	(1,857,167)
Balances, December 31, 2002	58,574,056	$5,858	$4,374,353	500	$(1,500)	$(5,575,014)

The accompanying notes are an integral part of these statements.

FONECASH, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
			Aug. 7, 1997
	Year Ended	Year Ended	(Inception) to
	December 31,	December 31,	December 31,
	2002	2001	2002
Cash flows from operating activities:
Net loss	$(1,857,167)	$(1,878,498)	$(5,575,014)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation	20,121	73,380	210,426
Amortization	750	1,116	4,118
Common stock issued for services	1,127,144	858,776	2,834,753
Common stock issued in acquisition of subsidiaries	--	450,000	450,000
Notes issued for payment of expenses	41,280	--	41,280
Write-down of lost inventory	177,800	26,538	204,338
Write off uncollectible accounts	10,840	--	10,840
Loss on disposition of assets	11,449	--	11,449
Changes in assets and liabilities
Increase in accounts receivable	--	(10,840)	(10,840)
(Increase) decrease in inventory	--	(169,338)	(204,338)
(Increase) decrease in prepaid expenses	25,000	--	--
Increase (decrease) in accounts payable	262,702	77,965	424,180
Net cash used in operating activities	(180,082)	(570,901)	(1,598,809)
Cash flows from investing activities:
Organization costs	--	--	(368)
Purchases of property and equipment	--	--	(220,625)
Acquisition of patent rights	--	--	(5,000)
Net cash used in investing activities	--	--	(225,993)
Cash flows from financing activities:
Proceeds from short-term debt	32,625	95,150	274,949
Repayment of short-term debt	(17,048)	(22,079)	(63,348)
Increase (decrease) in amounts
due to an officer/stockholder	40,552	478,008	519,243
Purchase of treasury stock	--	--	(1,500)
Proceeds from sale of common stock	123,953	18,000	1,095,458
Net cash provided by financing activities	180,082	569,079	1,824,802
Net increase (decrease) in cash	--	(1,822)	--
Cash at beginning of year	--	1,822	--
Cash at end of year	$--	$--	$--

The accompanying notes are an integral part of these statements.

FONECASH, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

The financial statements presented are those of FoneCash, Inc. and its subsidiaries, a development stage company (the “Company”).  The Company was incorporated under the laws of the State of Delaware on August 7, 1997.  The Company's activities during the period ended December 31, 2002 have been primarily directed towards the raising of capital.  The Company’s business activity was to acquire the rights to market an electronic terminal that was to be used by retail merchants and in-home salespersons when payment was made with a credit or debit card. Currently the company is seeking a merger candidate.

The Company has limited operations and in accordance with Statement of Financial Accounting Standards No. 7 (SFAS #7), the Company is considered a development stage company.

Business Combination

On April 10, 2001, pursuant to an agreement with Richwoodland Profits Corporation (“RPC”) and Universal Venture Limited (“UVL”), each a British Virgin Island holding company, the Company has acquired all of the voting stock of four foreign companies that were wholly-owned by RPC and UVL in return for 900,000 shares of common stock of the Company, valued at $.50 per share.  The companies acquired are start-up companies that have no assets, liabilities, revenue, expenses and results of operations.  The investment in the companies has been reported entirely as goodwill, as there is no value in the companies.

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

FONECASH, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements

Business Combination (Cont’d)

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

Accounts Receivable

The Company considers none of the accounts receivable to be collectible; and accordingly, has written off all of the accounts receivable in 2002.

Inventory

Inventory is stated at the lower of cost or market, with cost determined on a first-in, first-out basis and market based on the lower of replacement cost or realizable value. The inventory was stored at an outside location. The owner of the storage facility is attempting to sell the inventory to recoup the rent owed by the Company for use of the facility. The inventory was $0 and $177,800 as of December 31, 2002 and 2001, respectively.

FONECASH, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements

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

Intangible Assets

Intangible assets consisted primarily of patent rights.  Pursuant to a complaint filed by the Securities and Exchange Commission alleging that the patent rights had lapsed in 1993, the book value of the patent rights of $1,250 was charged to operations.  Intangible assets were amortized on a straight-line basis over five years.  Amortization expense was $750 and $1,116 for the years ended December 31, 2002 and 2001, respectively.

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

Fair Value of Financial Instruments

The fair value of the Company’s payables due to an officer/stockholder is not practicable to estimate due to the related party nature of the underlying transactions and the indefinite payment terms.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates

FONECASH, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements

Income Taxes (Cont’d)

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

Note 2 - Stockholders' Equity (Deficit)

Common Stock

Since December 31, 2001, the Company has issued 27,528,174 shares of common stock for promotional, legal and consulting services, valued at an average $.03 per share, as well as 5,400,000 shares of common stock to an officer for compensation, valued at $.04 per share.  The Company has also sold 10,746,826 shares of common stock at an average $.012 per share.

Dividends may be paid on outstanding shares as declared by the Board of Directors from time to time.  Each share of common stock is entitled to one vote.

Stock Options

At December 31, 2001 the Company has reserved and granted 800,000 shares of common stock for issuance in connection with the stock option plan at an exercise price of $.50 per share.  No options have been exercised as of December 31, 2002.

Preferred Stock

No shares of the Company’s preferred stock have been issued or are outstanding. Dividends, voting rights and other terms, rights and preferences of the preferred shares have not been designated but may be designated by the Board of Directors from time to time.

Note 3 - Income Taxes

There is no provision for income taxes since the Company has incurred net operating losses.  At December 31, 2002, the Company has net operating loss carryforwards which may be available to offset future taxable income through 2022 in the amount of $5,058,055.  A deferred tax asset has not been recorded for the net operating loss carryforwards due to uncertainties as to the ultimate realization of the deferred tax asset. The tax returns of the Company have not been filed.

FONECASH, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 4 – Property and Equipment

Property and equipment consisted of the following at December 31, 2002 and 2001:

	2002	2001
Molds	$--	$208,500
Tools and test equipment	--	12,125
	--	220,625
Less accumulated depreciation		190,305
	$--	$30,320

During the year ended December 31, 2002, the Company determined that its property and equipment would not provide a future benefit and charged the net book value of $10,199 to operations.  Depreciation expense of $20,121 and $73,380 was charged to operations for the years ended December 31, 2002 and 2001, respectively.

Note 5 – Notes Payable

Notes payable consisted of the following at December 31, 2002 and 2001:

    2002              2001

Line of credit with Fleet Bank, unsecured, guaranteed

by the president of the Company, interest at 2.75%

above prime, monthly payments equal to 2%

of principal balance, was due November 2001.

The Company is in default with respect to the terms

of this note.  Legal action has been taken by the bank

as of the date of this report.                                                                         $107,645     $107,645

SBA note payable to Habib American Bank, unsecured,

interest at 2.75% above prime, payable at $1,604 per

month including interest, was due September 1, 2002                                     6,492         16,866

Credit card balances payable to 10 different credit card

issuers with credit lines totaling $62,700, monthly

minimum payments totaling $3,081, including interest

at various rates ranging from 13.4% to 27.99%                                                   --            65,887

FONECASH, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 5 – Notes Payable (Cont’d)

    2002              2001

Demand note payable to J.P. Charboneau, son of former CEO,

With interest at 8% - (consists primarily of credit card charges)               108,744             5,626

Demand note payable to an individual, unsecured,

interest at 8%, due August 12, 2003                                                              30,000                    --

                                                                                                                    $252,881       $196,024

Interest expense on notes payable of $16,977 and $10,586 was charged to operations for the years ended December 31, 2002 and 2001, respectively.

The note payable to J.P.Charboneau is convertible into stock of the Company at the discretion of the Company at $.10 per share.

Note 6 - Going Concern

The Company’s consolidated financial statements have been prepared in conformity with principles of accounting applicable to a going concern.  These principles contemplate the realization of assets and liquidation of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company has incurred significant net losses and as of December 31, 2002, reflects a deficit accumulated during the development stage of $5,575,014.  The Company has not commenced its planned principal operations.  The Company’s continued existence is dependent on its ability to generate sufficient cash flow or raise additional capital to meet its obligations on a timely basis. The Company has been exploring sources to obtain additional equity or debt financing.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.  Accordingly, the Company’s continuation as a going concern is in substantial doubt and the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence.

Note 7 – Litigation and Subsequent Event

The Company was served with a summons and complaint for failure to pay the monthly payments on its line of credit with Fleet National Bank.  Pursuant to the lawsuit, the Company would be liable to Fleet National Bank for the outstanding principal balance of $107,645 plus attorney’s fees.  Management has indicated its intentions to defend the action and will repay the principal balance in monthly installments upon receipt of capital contributions from investors.

FONECASH, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 7 – Litigation and Subsequent Event (Cont’d)

On April 8, 2002 the Securities and Exchange Commission filed a complaint alleging that a registration statement and amendments, filed with the Commission by the Company in December 2001, January 2002 and March 2002, and signed by the president of the Company, Daniel E. Charboneau, contained material misrepresentations and omissions. On January 6, 2004, a United States District Judge from the District of Columbia entered a default judgment against the Company restraining the Company from further violations of Section 17(a) of the Securities Act of 1933, Sections 10(b) and 13a-13 of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. As part of this order the Court also ordered penalties and interest in the amount of $110,977.

Note 8 - Related Party Transactions

The Company was indebted to officers/stockholders in the amount of $519,243 as of December 31, 2002, which includes $306,781 for unpaid salary, $58,200 for research and development expenses, as discussed below, and $154,262 for merchandise purchases and expenses advanced on behalf of the Company.  There are no specific terms for repayment. The amounts due are convertible into shares of stock at the discretion of the Company at $.10 per share.

The Company had leased its executive offices and storage facilities from the former president of the Company under a month-to-month operating lease since the Company’s inception.  Rent expense was $19,431 and $14,990 for the years ended December 31, 2002 and 2001, respectively.

The Company utilized Advance Data Information Corporation (“ADI”), a Taiwan corporation owned by a director/stockholder of the Company, as its research and development laboratory.  Research and development expenses under this arrangement totaling $0 and $58,200 were charged to operations during the years ended December 31, 2002 and 2001, respectively.

Note 9- Consulting Agreements

The Company entered into a consulting agreement with Advance Data Information Corporation ("ADI"), a Taiwan corporation owned by Dr.  Wu, a director/stockholder of the Company, in which ADI will act as the research and development laboratory for the Company.  The Company shall have exclusive ownership rights to any and all products that are developed as a result of this agreement.  The Company has issued 200,000 shares of its common stock to Dr. Wu in August 1997, valued at $.15 per share, 333,333 shares in June 1999, valued at $.81 per share, 1,466,667 shares in December 2000, valued at $.11 per share, and 2,400,000 shares in March 2002, valued at $.04 for services rendered.

FONECASH, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 10 – Contract for Deployment and Installation Services

Pursuant to a letter of intent dated June 5, 1999 between the Company and Fusion Capital Corp. (“Fusion”), a Florida corporation, the Company agreed to purchase a majority of the common stock of Fusion.  The Company simultaneously issued a loan to Fusion of $37,000 to be granted in 10 installments of $3,700 from June 14, 1999 through August 16, 1999.  Ten separate promissory notes of $3,700 were executed, each providing for interest at a rate of 6% and each of the ten notes payable within 12 months from the date of issuance with the first payment due on June 14, 2000.  The balance due on the notes of $37,990 on December 31, 1999 included accrued interest of $990.

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

Note 11 – Commitments and Contingencies

The Company provides accruals for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company changed accountants effective November 1, 2004 when it dismissed Stewart Benjamin and engaged Michael Albanese, CPA to conduct its audit for this report. There were no disagreements with Mr. Benjamin on any accounting or financial disclosure issues.

Item 8A. Controls and Procedures

The Registrant’s President (who is also the Principal Accounting Officer) has evaluated the Company’s disclosure controls and procedures within 90 days of the filing date of this annual report.  Based upon this evaluation, he has concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

PART III

Item 9 - Directors and Executive Officers

A)  Current

Name

Age

Position

----------------------------------------------------------------------------------------------

Abraham Pierce

 28

President/Chairman

All current directors were appointed to their office in November of 2004 and will hold office until the next annual stockholders' meeting and until their successors have been elected or qualified or until their death, resignation, retirement, removal, or disqualification. Vacancies on the board will be filled by a majority vote of the remaining directors. Officers of the Company serve at the discretion of the Board of Directors.

The Company's management comprises:

Abraham Pierce, President and Chairman:

Abraham Pierce joined the Company in July of 2004. He is a freelance computer consultant and multimedia designer in the Greater Hartford, CT area. In November of 2000, Mr. Pierce began his consultancy.  His clients have included the University of Hartford, the New England Laborers Training Academy, and Phoenix Investment Partners. Mr. Pierce has more than four years of experience as a computer trainer.  He also holds a BFA from the University of Hartford with double majors in photography and printmaking.  From 1997 to 2000 Mr. Pierce was shift manager for Harry's Pizza in West Hartford, CT.

All of the following individuals were involved in the Company during the time period covered by this report.  All of these individuals have resigned from their respective positions.

Daniel E. Charboneau, Former CEO/President/Chairman of the Board:

Mr. Charboneau resigned effective January 2004. He is an experienced management executive with over twenty years of accomplishments in the area of marketing, sales, organizational development, manufacturing and profit-center responsibilities. He has worked with several multi-national companies, including Bechtel International where he was Organization Development Consultant from 1974 to 1980, and with 3M in Asia from 1980 to 1984. From 1984 to 1987, Mr. Charboneau operated as a consultant to U.S. and European businesses who were interested in investment in Asia. In 1987, in a joint venture with A&H, a jewelry maker in Rhode Island, Mr. Charboneau established a manufacturing plant in Taiwan whose products were exported worldwide. In addition to his duties on the Board of Directors, Mr. Charboneau directs the development of technologies, products, markets and manages business relations with Asian suppliers.

John Jiann-Shong Wu, Former Director and Co-founder:

Mr. Wu resigned effective July 2004.  Born in China, Dr. Wu became an American citizen in 1978.  Educated in Taiwan, Dr. Wu received his Master Degree in Computer Science from Florida Institute of Technology and his doctorate in Electrical Engineering from Leland Stanford Junior University. From 1975 to 1982 he was a Researcher with Taiwan National Science, and from 1982 to 1988 a Senior Engineer and Project Manager with General Electric Company in Singapore. From 1989 to 1990, he was a Project Manager with Digital Equipment Corporation and from 1990 to 1991 he was Senior Consulting Engineer with Hewlett Packard. Dr. Wu has designed many products, both hardware and software, and founded his R&D facility to promote better design of electrical and telephonic products. From 1991 to 1996, Dr. Wu was co-founder and Vice President of V-Star Electronics, then, from 1997 until present, Dr. Wu started his own advanced laboratory, Advance Data Information and became a co-founder in FoneCash.

Daniel S. MacDonald, Director

Mr. MacDonald resigned effective July 2004.  Mr. MacDonald has 22 years of experience in the mutual fund industry and is a Certified Financial Planner and holds licenses in real estate, insurance and securities. He resided in Japan for from 1962 to 1972 as International Liaison for the Japanese Chamber of Commerce; he speaks Japanese fluently.  From 1972 to 1986, he serves in various capacities with Oppenheimer Management Corporation, first in San Francisco as Regional Sales Manager and ending in New York as Senior Vice President and National Sales Manager. In 1989, Mr. MacDonald started MDIC, Inc. in Bronxville, New York, and for the last 11 years until present, remains as owner and manager of this financial services corporation specializing in mutual funds.

Michael Wong. Director and Chief Financial Officer:

Mr. Wong resigned effective July 2004.  Born in Malaysia in 1965, he grew up in Singapore. Mr. Wong is a financial management professional, who received his higher education in Great Britain and received his BA in Accounting and Finance in 1991. Upon returning to Singapore, he joined Price Waterhouse as a tax accountant. Four year later, he joined American International Group, assisting in the business and product development. Subsequently, he had the opportunity to venture into the China market where he was involved in business development and infrastructure work. In 1999, he was involved in corporate restructuring for a chemical company in China and gradually became interested in environmental and telecommunication sectors.

David Cheung, Director & Vice President of Corporate Marketing

Mr. Cheung resigned effective July 2004.  After finishing his higher education in Great Britain and receiving his MBA in Finance from Lancaster International Business School of Lancaster University, he joined a subsidiary of Costain Construction as a member of its business development team, specializing in the hospitality sector. After returning to Hong Kong, he was involved in several major infrastructures projects, such as hotels, power plants, roads and bridges, as well as heading up a constancy team for re-marketing of French clothing manufacturer in China. Mr. Cheung joined the Emperor Group in 1998 to lead and implement the strategic business management turn around of the Group's hotel and newspaper divisions. Once back in China, he became a consultant to companies in the fine chemical processing, the Internet and the telecommunications sectors.

Yuan Long Jeang, Vice President of Engineering/Research & Development

Mr. Jeang resigned effective July 2004.  Mr. Jeang holds a Ph.D in Electrical Engineering from Chen Kung University, Taiwan. He was a professor for 10 years and Chief of Image Processing Research Laboratory of the Kaohsiung Technical University for 10 years. Mr. Jeang was Chief Designer for Taiwan Films Limited where he managed all technical aspects of computer generated effects, composit design, 3D production and computer generated graphics. For the past five years, he worked closely with Dr. Wu desuigning algorithms for video and data compression, and has developed standards for cellular phone authentication and encryption.

(B)  Abraham Pierce, President and Chief Executive Officer is currently the Registrant's only employee.

(C)  There are no family relationships between any executive officers or directors who have held or currently hold office with the Registrant.

(D)  Daniel Charboneau, the former president and director of the Company (resigned in January 2004), was adjudicated bankrupt on August 17, 2004 and was involved in a federal criminal indictment which has now been concluded.  Since January 2004, Mr. Charboneau has had absolutely no connection with the company whatsoever.  No other Director, or person nominated to become a Director or Executive Officer, has been involved in bankruptcy, criminal or other legal proceeding during the past five years.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant pursuant to Section 240.16a-3 during its most recent fiscal year and Form 5 and amendments thereto furnished to the Registrant with respect to the most recent fiscal year, all executive officers and directors of the Company timely filed the reports required under Section 16(a) of the Securities Exchange Act of 1934, as amended.

Item 10 - Executive Compensation

For the year ending December 31, 2002, Mr. Charboneau was paid cash in the amount of $1,290 as compensation on his employment agreement of $120,000. For the year ending December 31, 2003, Mr. Charboneau was paid cash in the amount of $1,200 as compensation on his employment agreement of $120,000 and he was also issued 2,100,000 common shares in lieu of compensation.

Directors do not currently receive any cash compensation.

Item 11 - Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the stock ownership of each person known by the Company to be a beneficial owner of five percent (5%) or more of the Company's equity securities, each Director and executive officer individually and all Directors and Officers of the Company as a group. Each person has sole voting and investment power with respect to the shares shown unless otherwise indicated. As of December 31, 2002, there were 58,574,056 shares issued and outstanding.

Name & Address

Class

Amount Shares

of Beneficial Owner

Owned

Owned Beneficially

% of Class

----------------------------------------------------------------------------------------------------------------------

Abraham Pierce

Common

              0

    0.00

162 M Homestead Street

Manchester, CT 06040

Daniel E. Charboneau

Common

4,111,387

    7.02

215 Central Park Ave.

Hartsdale, NY 10530

John Jiann-Shong Wu

Common

2,000,000

    3.41

21 Street, 6 Fl, No.211

Chung-Cheng 4 Road

Kaoshiung, Taiwan

-----------------------------------------------------------------------------------------------------------------------

Total Shares of Officers and

6,111,387

  10.43

 Directors as a Group

There are no arrangements either presently or planned that will results in a change of control of the Company.

Item 12 - Certain Relationships and Related Transactions

The Company was indebted to officers/stockholders in the amount of $519,243 as of December 31, 2002, which includes $306,781 for unpaid salary, $58,200 for research and development expenses, as discussed below, and $154,262 for merchandise purchases and expenses advanced on behalf of the Company. There are no specific terms for repayment. The amounts due are convertible into shares of stock at the discretion of the Company at $.10 per share.

The Company had leased its executive offices and storage facilities from the former president of the Company under a month-to-month operating lease since the Company’s inception. Rent expense was $19,431 and $14,990 for the years ended December 31, 2002 and 2001, respectively.

The Company entered into a consulting agreement with Advance Data Information Corporation ("ADI"), a Taiwan corporation owned by Dr. Wu, a director/stockholder of the Company, in which ADI will act as the research and development laboratory for the Company. The Company shall have exclusive ownership rights to any and all products that are developed as a result of this agreement. The Company has issued 200,000 shares of its common stock to Dr. Wu in August 1997, valued at $.15 per share, 333,333 shares in June 1999, valued at $.81 per share, 1,466,667 shares in December 2000, valued at $.11 per share, and 2,400,000 shares in March 2002, valued at $.04 for services rendered. Research and development expenses under this arrangement totaling $0 and $58,200 were charged to operations during the years ended December 31, 2002 and 2001, respectively.

Item 13 - Exhibits, Financial Statements and Reports on Form 8-K

FINANCIAL STATEMENTS

(Inception to December 31, 2002)

Independent Auditor's Report

Balance Sheet

Statement of Income (Loss)

Statement of Changes in Stockholders' Equity

Statement of Cash Flow

Notes to Financial Statement

(A) Exhibits

(3.3)	Amendment to Articles of Incorporation
(14)	Code of Ethics
(21)	List of Subsidiaries
(31)	Rule 13a-14(a)/15d-14(a) Certification
(32)	Section 1350 Certification

(B) Reports on Form 8-K

The Registrant filed one Form 8-K on June 7, 2002, regarding legal proceedings with the Securities Exchange Commission.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s board of directors reviews and approves audit and permissible non-audit services performed by the authorized independent public accountants as well as the fees charged by the authorized independent public accountants for such services. In its review of non-audit service fees and its appointment of the authorized independent public accountants as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining the authorized independent public accountants’ independence. All of the services provided and fees charged by the authorized independent public accountants in 2002 were pre-approved by the board of directors.

Audit Fees

The aggregate fees billed by the authorized independent public accountants for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-KSB for 2002 and 2001 were $10,000 and $6,000  respectively, net of expenses.

Audit-Related Fees

There were no other fees billed by the authorized independent public accountants during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

The aggregate fees billed by the authorized independent public accountants during the last two fiscal years for professional services rendered by the authorized independent public accountants for tax compliance for 2002 and 2001 were $250 and $200, respectively.

All Other Fees

There were no other fees billed by the authorized independent public accountants during the last two fiscal years for products and services provided by authorized independent public accountants.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized on December 22, 2004.

FoneCash, Inc.

By:/s/ Abraham Pierce

-------------------------------

Abraham Pierce

President and Chief Executive Officer