Form 10QSB
period 2003-03-31
FONECASH INC
filed 2005-01-04
CIK 1082594

OMB APPROVAL
OMB Number: 3235-0416 Expires: February 28, 2006 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended March 31, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934   For the transition period from _____to ______

Commission file number: 000-30536

FoneCash, Inc.

(Exact name of registrant as specified in its charter)

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

162 M Homestead Street, Manchester, CT                                                                                         06040

  (Address of principal executive offices)                                                                                         (Zip-Code)

Registrant's telephone number, including area code: (860) 805-0701

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                        Yes [X]   No [  ]

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13,or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.                            Yes [X]   No [  ]

   The number of outstanding shares of the registrant's Common Stock, par value $.0001 per share, was 58,574,056 on March 31, 2003.

SEC 2334 (8-03)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the  form displays a currently valid OMB control number.

Fonecash, Inc.

Quarterly Report on Form 10-QSB

For the Quarter Ended on March 31, 2003

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

               Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002

               Consolidated Statement of Operations for the Period Ending March 31, 2003

               Consolidated Statement of Cash Flows for the Period Ending March 31, 2003

               Notes to Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Controls and Procedures

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFICATION

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FONECASH, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	March 31,	December 31,
	2003	2002
Current assets:
Accounts receivable	$--	$--
Inventory	--	--
Prepaid expenses	--	--
Total Current Assets	--	--

Property and equipment, net	--	--

Other assets:
Patent rights, net	--	--
Total Assets	$--	$--

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$427,855	$424,180
Due to officer/stockholder	545,493	519,243
Notes payable	252,881	252,881
Total Current Liabilities	1,226,229	1,196,304
Stockholders' deficit :
Preferred stock; $.0001 par value; authorized -
10,000,000 shares; issued - none	--	--
Common stock; $.0001 par value; authorized -
500,000,000 shares; issued and outstanding -
58,574,056 shares	5,857	5,857
Additional paid-in capital	4,374,353	4,374,353
Treasury stock, 500 shares at cost	(1,500)	(1,500)
Deficit accumulated during the development stage	(5,604,939)	(5,575,014)
Total Stockholders' (Deficit)	(1,226,229)	(1,196,304)
Total Liabilities and Stockholders' (Deficit)	$--	$--

The accompanying notes are an integral part of these statements.

FONECASH, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations

	Three	Three	Aug. 7, 1997
	Months Ended	Months Ended	(Inception) to
	March 31,	March 31,	March 31,
	2003	2002	2003

Revenue:
Sales	$--	$--	$10,840
Cost of sales	--	--	5,662
Gross profit	--	--	5,178
Interest income	--	5	5,257

Total revenue	--	5	10,435

Costs and expenses:
Depreciation	--	6,707	210,426
Amortization	--	250	4,118
Research and development, related party	--	--	432,256
Officer's compensation	26,250	221,000	1,004,570
Impairment of investment in related party	--	--	50,000
Impairment of investment in subsidiaries	--	--	450,000
Loss on disposition of assets	--	--	11,449
SEC litigation settlement	--	--	110,977
General and administrative	3,675	106,853	3,341,578
	29,925	334,810	5,615,374

Net loss	$(29,925)	$(334,805)	$(5,604,939)

Basic and diluted loss per common share	$(.00)	$(.02)

Weighted average common shares outstanding	58,574,056	16,791,556

The accompanying notes are an integral part of these statements.

FONECASH, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity
For the Period August 7, 1997 (Inception) to March 31, 2003
						Deficit
						Accumulated
			Additional			During the
	Common Stock		Paid-in	Treasury Stock		Development
	Shares	Amount	Capital	Shares	Amount	Stage
Balances, August 7, 1997 (inception)	--	$--	$--	--	$--	$--

Common stock issued for services
and costs advanced, valued at
$.0001 per share	2,000,000	200	--	--	--	--

Common stock issued for services,
valued at $.15 per share	200,000	20	29,980	--	--	--

Net loss for the period						(61,404)

Balances, December 31, 1997	2,200,000	220	29,980	--	--	(61,404)

Sale of common stock ($.4156 per share)	204,500	20	84,965	--	--	--

Net loss						(95,211)

Balances, December 31, 1998	2,404,500	240	114,945	--	--	(156,615)

Sale of common stock ($.7622 per share)	1,098,505	110	837,160	--	--	--

Services contributed by the
president of the Company	--	--	60,000	--	--	--

Common stock issued for services,
valued at $.81 per share	333,333	33	269,967	--	--	--

Net loss						(785,366)

Balances, December 31, 1999	3,836,338	383	1,282,072	--	--	(941,981)

continued

The accompanying notes are an integral part of these statements.

FONECASH, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity
For the Period August 7, 1997 (Inception) to March 31, 2003
						Deficit
						Accumulated
			Additional			During the
	Common Stock		Paid-in	Treasury Stock		Development
	Shares	Amount	Capital	Shares	Amount	Stage
Sale of common stock ($1.25 per share)	25,000	3	31,247	--	--	--

Common stock issued for services,
valued at $.11 per share	1,466,667	147	157,353	--	--	--

Common stock issued for services,
valued at $.5312 per share	623,367	62	331,071	--	--	--

Purchase of treasury stock	--	--	--	500	(1,500)	--

Net loss						(897,368)

Balances, December 31, 2000	5,951,372	$595	$1,801,743	500	$(1,500)	$(1,839,349)

Common stock issued for services,
valued at $.12 per share	6,959,708	696	858,080	--	--	--

Sale of common stock ($.017 per share)	1,087,976	109	17,891	--	--	--

Common stock issued in acquisition
of subsidiaries, valued at $.50 per share	900,000	90	449,910	--	--	--

Net loss						(1,878,498)

Balances, December 31, 2001	14,899,056	$1,490	$3,127,624	500	$(1,500)	$(3,717,847)

Sale of common stock ($.012 per share)	10,746,826	1,074	122,878	--	--	--

Common stock issued for services,
valued at $.03 per share	32,928,174	3,293	1,123,851	--	--	--

Net loss						(1,857,167)

Balances, December 31, 2002	58,574,056	5,857	4,374,353	500	(1,500)	(5,575,014)

Net loss for the period						(29,925)
Balances, March 31, 2003	58,574,056	$5,857	$4,374,353	500	$(1,500)	$(5,604,939)

The accompanying notes are an integral part of these statements.

FONECASH, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows

	Three	Three	Aug. 7, 1997
	Months Ended	Months Ended	(Inception) to
	March 31,	March 31,	March 31,
	2003	2002	2003
Cash flows from operating activities:
Net loss	$(29,925)	$(334,805)	$(5,604,939)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation	--	6,707	210,426
Amortization	--	250	4,118
Common stock issued for services	--	300,000	2,834,753
Common stock issued in acquisition of subsidiaries	--	--	450,000
Notes issued for payment of expenses	--	--	41,280
Write-down of lost inventory	--	--	204,338
Write off uncollectible accounts	--	--	10,840
Loss on disposition of assets	--	--	11,449
Changes in assets and liabilities
Increase in accounts receivable	--	--	(10,840)
Increase in inventory	--	--	(204,338)
Increase (decrease) in accounts payable	3,675	(12,270)	427,855
Net cash used in operating activities	(26,250)	(40,118)	(1,625,058)
Cash flows from investing activities:
Organization costs	--	--	(368)
Purchases of property and equipment	--	--	(220,625)
Acquisition of patent rights	--	--	(5,000)
Net cash used in investing activities	--	--	(225,993)
Cash flows from financing activities:
Proceeds from short-term debt	--	2,625	274,949
Repayment of short-term debt	--	(6,789)	(63,348)
Increase (decrease) in amounts
due to an officer/stockholder	26,250	(3,900)	545,493
Purchase of treasury stock	--	--	(1,500)
Proceeds from sale of common stock	--	48,750	1,095,457
Net cash provided by financing activities	26,250	40,686	1,851,051
Net increase (decrease) in cash	--	568	--
Cash at beginning of period	--	--	--
Cash at end of period	$--	$568	$--

The accompanying notes are an integral part of these statements.

FONECASH, INC. AND SUBSIDIARIES

(A Development Stage Company)

Form 10QSB

Quarter Ended March 31, 2003

Notes to Consolidated Financial Statements

Note 1 – Condensed Consolidated Financial Statements

Basis of Presentation

The accompanying interim unaudited consolidated financial statements include the accounts of FoneCash, Inc. and its subsidiaries which are hereafter referred to as (the "Company"). All intercompany accounts and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's report on Form 10-KSB for the year ended December 31, 2002.

Description of Business

The financial statements presented are those of FoneCash, Inc. and its subsidiaries, a development stage company (the “Company”).  The Company was incorporated under the laws of the State of Delaware on August 7, 1997.  The Company ceased operations in the fourth quarter of 2002.  The Company’s initial business activity was to acquire the rights to market an electronic terminal that was to be used by retail merchants and in-home salespersons when payment was made with a credit or debit card.  Currently the Company is seeking a merger candidate.

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

Fonecash, Inc. (the "Company") was incorporated under the laws of the State of Delaware on August 7, 1997 and is in its development stage.  The Company currently has no ongoing business operation and is actively seeking a potential merger or acquisition candidate.  The Company has not yet found such a candidate and as of this date no negotiations have been conducted with any potential candidate.

The Company incurred operating losses of $ (5,604,939) from Inception to March 31, 2003.  The Company expects its accumulated deficit to grow for the foreseeable future as total costs and expenses continue without any revenue or business activity.  There can be no assurances that the Company will locate a potential merger or acquisition candidate or that if such a candidate is located that management can successfully negotiate and consummate a business combination with any such entity.

General

Fonecash, Inc. (the "Company") was incorporated under the laws of the State of Delaware on August 7, 1997.  During the fourth quarter of December 2002, the Company began to wind down its operations. This occurred because of management’s inability to raise sufficient funds to finance the continued development of the Company’s business plan.

Until that point, the Company had been engaged in the payment processing of transactions for banks and their merchants through its terminals and proprietary system. As part of that operation, the Company was developing a wired and wireless gateway to convert consumers' credit and debit card information collected by mobile merchants into a format that can be processed by banks. The Company intended to act as a payment system service provider between banks, mobile merchants and their customers. The Company intended to charge merchants a fixed transaction fee to process their payments.

Currently, the Company remains in development stage and has no operating profits to date. With the cessation of its pursuit of the credit card processing business, the Company currently has no business operations. The Company is actively seeking a possible merger candidate in an effort to provide shareholders value.

The Company incurred operating losses of $29,925 during the period ended March 31, 2003 compared to a loss of $334,805 during the same period in 2002. This decrease in the Company’s operating loss of $304,880 was attributable to a reduction in Officer’s Compensation and General and Administrative Expenses.  The Company spent a total of $432,256 on Research and Development from Inception to March 31, 2003.  The Company expects its accumulated deficit to grow for the foreseeable future.

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

Results of Operation

General and administrative expenses during the period ending March 31, 2003 were $3,675 as compared to $106,853 for the same period in 2002, representing a decrease of $103,177.  The decrease during the three month period ending March 31, 2003 was primarily due to the cessation of the business activities of the Company.

Balance Sheet Data

The Company's combined cash and cash equivalents totaled $ -0- for the period ending March 31, 2003. This is the same as at the end of the same period in 2002.

The Company does not expect to generate a positive internal cash flow for at least the next six months due to it having no current revenue generating activities.

Property and equipment was valued at $ –0- the period ending March 31, 2003 which is the same amount as in 2002 for the same period.

Item 3. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the C ompany’s principal executive officer, of the effectiveness of the design and operation of the C ompany’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the principal executive officer concluded that the C ompany’s disclosure controls and procedures are effective in timely alerting them to material information relating to the C ompany required to be included in the Company’s periodic SEC filings. As such no changes were made in controls and procedures.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

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

Item 2.  Changes in Securities

None.

Items 3.  Defaults upon Senior Securities

             None

Item 4.  Submission of Matters to a Vote of Security Holders

                  None

Item 5.   Other Information

                  None

Item  6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a),

Exhibit 32.1 – Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(b)  The Registrant filed no reports on Form 8-K during the period ended March 31, 2003.

Signatures

In accordance with the  requirements of the Exchange Act, the registrant  caused this report to be signed on its behalf by the undersigned who is duly authorized to sign as an officer and as the principal officer of the Company.

Fonecash, Inc

By:      /s/ Abraham Pierce

         ---------------------------------------------------------

         Abraham Pierce, Chairman/CEO

Date:    January 4, 2004