Form 10QSB
period 2003-06-30
FONECASH INC
filed 2005-01-05
CIK 1082594

OMB APPROVAL
OMB Number: 3235-0416 Expires: February 28, 2006 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended June 30, 2003

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                        Yes [X]   No [  ]

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13,or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.                            Yes [X]   No [  ]

   The number of outstanding shares of the registrant's Common Stock, par value $.0001 per share, was 98,574,056 on June 30, 2003.

SEC 2334 (8-03)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the  form displays a currently valid OMB control number.

Fonecash, Inc.

Quarterly Report on Form 10-QSB

For the Quarter Ended on June 30, 2003

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

               Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002

               Consolidated Statement of Operations for the Period Ending June 30, 2003

               Consolidated Statement of Changes in Stockholders' Equity for the Period August 7, 1997

               (Inception) to June 30, 2003

               Consolidated Statement of Cash Flows for the Period Ending June 30, 2003

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFICATION

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FONECASH, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	June 30,	December 31,
	2003	2002
Current assets:
Accounts receivable	$--	$--
Inventory	--	--
Prepaid expenses	--	--
Total Current Assets	--	--
Property and equipment, net	--	--
Other assets:
Patent rights, net	--	--
Total Assets	$--	$--

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$431,535	$424,180
Due to officer/stockholder	531,743	519,243
Notes payable	252,881	252,881
Total Current Liabilities	1,216,159	1,196,304
Stockholders' deficit :
Preferred stock; $.0001 par value; authorized -
10,000,000 shares; issued - none	--	--
Common stock; $.0001 par value; authorized -
500,000,000 shares; issued and outstanding -
98,574,056 shares in 2003 and 58,574,056 in 2002	9,857	5,857
Additional paid-in capital	4,410,353	4,374,353
Treasury stock, 500 shares at cost	(1,500)	(1,500)
Deficit accumulated during the development stage	(5,634,869)	(5,575,014)
Total Stockholders' (Deficit)	(1,216,159)	(1,196,304)
Total Liabilities and Stockholders' (Deficit)	$--	$--

The accompanying notes are an integral part of these statements.

FONECASH, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations

	Six	Six	Aug. 7, 1997
	Months Ended	Months Ended	(Inception) to
	June 30,	June 30,	June 30,
	2003	2002	2003

Revenue:
Sales	$--	$--	$10,840
Cost of sales	--	--	5,662
Gross profit	--	--	5,178
Interest income	--	17	5,257

Total revenue	--	17	10,435

Costs and expenses:
Depreciation	--	13,414	210,426
Amortization	--	500	4,118
Research and development, related party	--	--	432,256
Officer's compensation	52,500	223,000	1,030,820
Impairment of investment in related party	--	--	50,000
Impairment of investment in subsidiaries	--	--	450,000
Loss on disposition of assets	--	--	11,449
SEC litigation settlement	--	--	110,977
General and administrative	7,355	827,162	3,345,258
	59,855	1,064,076	5,645,304

Net loss	$(59,855)	$(1,064,059)	$(5,634,869)

Basic and diluted loss per common share	$(.00)	$(.04)

Weighted average common shares outstanding	59,458,034	27,584,166

The accompanying notes are an integral part of these statements.

FONECASH, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity
For the Period August 7, 1997 (Inception) to June 30, 2003
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

(continued)

The accompanying notes are an integral part of these statements.

FONECASH, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity
For the Period August 7, 1997 (Inception) to June 30, 2003
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

(continued)

The accompanying notes are an integral part of these statements.

FONECASH, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity
For the Period August 7, 1997 (Inception) to June 30, 2003
						Deficit
						Accumulated
			Additional			During the
	Common Stock		Paid-in	Treasury Stock		Development
	Shares	Amount	Capital	Shares	Amount	Stage
Sale of common stock ($.012 per share)	10,746,826	1,074	122,878	--	--	--
Common stock issued for services,
valued at $.03 per share	32,928,174	3,293	1,123,851	--	--	--
Net loss						(1,857,167)
Balances, December 31, 2002	58,574,056	5,857	4,374,353	500	(1,500)	(5,575,014)
Common stock issued for services,	40,000,000	4,000	36,000	--	--	--
valued at $.001 per share
Net loss for the period						(59,855)
Balances, June 30, 2003	98,574,056	$9,857	$4,410,353	500	$(1,500)	$(5,634,869)

The accompanying notes are an integral part of these statements.

FONECASH, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows

	Six	Six	Aug. 7, 1997
	Months Ended	Months Ended	(Inception) to
	June 30,	June 30,	June 30,
	2003	2002	2003
Cash flows from operating activities:
Net loss	$(59,855)	$(1,064,059)	$(5,634,869)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation	--	13,414	210,426
Amortization	--	500	4,118
Common stock issued for services	40,000	956,000	2,874,753
Common stock issued in acquisition of subsidiaries	--	--	450,000
Notes issued for payment of expenses	--	--	41,280
Write-down of lost inventory	--	--	204,338
Write off uncollectible accounts	--	--	10,840
Loss on disposition of assets	--	--	11,449
Changes in assets and liabilities
Increase in accounts receivable	--	--	(10,840)
Increase in inventory	--	--	(204,338)
Increase (decrease) in accounts payable	7,355	(10,487)	431,535
Net cash used in operating activities	(12,500)	(104,632)	(1,611,308)
Cash flows from investing activities:
Organization costs	--	--	(368)
Purchases of property and equipment	--	--	(220,625)
Acquisition of patent rights	--	--	(5,000)
Net cash used in investing activities	--	--	(225,993)
Cash flows from financing activities:
Proceeds from short-term debt	--	2,625	274,949
Repayment of short-term debt	--	(17,048)	(63,348)
Increase (decrease) in amounts
due to an officer/stockholder	12,500	(6,109)	531,743
Purchase of treasury stock	--	--	(1,500)
Proceeds from sale of common stock	--	138,952	1,095,457
Net cash provided by financing activities	12,500	118,420	1,837,301
Net increase (decrease) in cash	--	13,788	--
Cash at beginning of period	--	--	--
Cash at end of period	$--	$13,788	$--

The accompanying notes are an integral part of these statements.

FONECASH, INC. AND SUBSIDIARIES

(A Development Stage Company)

Quarter Ended June 30, 2003

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

Common Stock

Since December 31, 2002, the Company has issued 40,000,000 shares of common stock to two officers for compensation, valued at $.001 per share.  Each share of common stock is entitled to one vote.

FONECASH, INC. AND SUBSIDIARIES

(A Development Stage Company)

Quarter Ended June 30, 2003

Notes to Consolidated Financial Statements

Related Party Transactions

The Company was indebted to officers/stockholders in the amount of $531,243 as of June 30, 2003, which includes $318,781 for unpaid salary, $58,200 for research and development expenses, and $154,262 for merchandise purchases and expenses advanced on behalf of the Company. There are no specific terms for repayment. The amounts due are convertible into shares of stock at the discretion of the Company at $.10 per share.

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

The Company incurred operating losses of $(5,645,304) from Inception to June 30, 2003.  The Company expects its accumulated deficit to grow for the foreseeable future as total costs and expenses continue without any revenue or business activity.  There can be no assurances that the Company will locate a potential merger or acquisition candidate or that if such a candidate is located that management can successfully negotiate and consummate a business combination with any such entity.

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

The Company incurred operating losses of $59,855 during the period ended June 30, 2003 compared to a loss of $1,064,059 during the same period in 2002. This decrease in the Company’s operating loss of $1,004,204 was attributable to a reduction in Officer’s Compensation and General and Administrative Expenses.  The Company spent a total of $432,256 on Research and Development from Inception to June 30, 2003.  The Company expects its accumulated deficit to grow for the foreseeable future.

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

Results of Operation

General and administrative expenses during the period ending June 30, 2003 were $7,355 as compared to $827,162 for the same period in 2002, representing a decrease of $819,807.  The decrease during the three month period ending June 30, 2003 was primarily due to the cessation of the business activities of the Company.

Balance Sheet Data

The Company's combined cash and cash equivalents totaled $ -0- for the period ending June 30, 2003. This is the same as at the end of the same period in 2002.

The Company does not expect to generate a positive internal cash flow for at least the next six months due to it having no current revenue generating activities.

Property and equipment was valued at $ –0- the period ending June 30, 2003 which is the same amount as in 2002 for the same period.

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

Item 2.  Changes in Securities

The Company issued 40,000,000 shares of restricted common stock to Daniel Charboneau and John Wu for services rendered to the Company under their respective employment agreements.

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

(b)  The Registrant filed no reports on Form 8-K during the period ended June 30, 2003.

Signatures

In accordance with the  requirements of the Exchange Act, the registrant  caused this report to be signed on its behalf by the undersigned who is duly authorized to sign as an officer and as the principal officer of the Company.

Fonecash, Inc

By:      /s/ Abraham Pierce

         ---------------------------------------------------------

         Abraham Pierce, Chairman/CEO

Date:    January 5, 2004