Form 10KSB
period 2003-12-31
FONECASH INC
filed 2005-01-07
CIK 1082594

    OMB APPROVAL

OMB Number: 3235-0420

Expires: April 30, 2006

Estimated average burden

 hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20546

FORM 10-KSB

GENERAL FORM FOR REGISTRATION OF SECURITIES OF

Small Business Issuers

Under Section 12(b) or 12(g) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2003

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

Number of shares of Common Stock outstanding at December 31, 2003: 98,574,056

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

7

Item 8  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

22

Item 8a Controls and Procedures

22

PART III

Item 9  Directors, Executive Officers, Promoters and Control Persons

22

Item 10 Executive Compensation

24

Item 11 Security Ownership of Certain Beneficial Owners and Management

24

Item 12 Certain Relationships and related Transactions

25

Item 13 Exhibits and reports on Form 8-K

26

Item 14 Principal Accountant Fees and Services

27

Signatures

28

Certifications

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

Currently, the Company remains in development stage and it has no operating profits to date. With the cessation of its pursuit of the credit card processing business, the Company currently has no business operations. The Company is actively seeking a possible merger candidate in an effort to provide shareholders value.

The Company incurred operating losses of $126,307 during 2003. The Company spent a total of $432,256 on Research and Development from Inception to December 31, 2003. The Company expects its accumulated deficit to grow for the foreseeable future.

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

Employees

The Company has one full time employee.

Sources of Revenues

From inception through December 31, 2003, the Company had revenue of $ 10,840 from sale of its products.  If the Company can locate, negotiate and acquire a merger candidate revenue could potentially come from the merger candidates’ business operation.

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

The Company has Incurred Losses and Expects Future Losses

The Company has experienced operating losses in each period since inception and expects to incur losses in the future. On December 31, 2003, the Company had an accumulated deficit of $5,701,321. The Company expects to increase its operating expenses. As a result, the Company will need to achieve revenues and profits. The Company's failure to achieve revenues would seriously harm the Company's business and operating results. In fact, the Company may not have any revenue growth.

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

Future Sales of Shares Could Affect the Company's Stock Price

If the Company's stockholders sell substantial amounts of the Company's common stock in the public market, the market price of the Company's common stock could fall. Of the Company's outstanding common stock as of December 31, 2003, 10% is eligible for sale in the public market immediately.

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

Item 2. Properties

The Company owns no property. Currently, the Company's principal office is located at 165 M Homestead Street, Manchester, Connecticut 06040. This space is provided to the Company by its President Abraham Pierce. Mr. Pierce will continue to provide this space for the foreseeable future until a suitable merger candidate can be acquired at which point the Company intends to move its business to the merger candidate’s location.

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

2003

  High

  Low

-------------------------------------------------------------------------------------------------------------

 Fourth Quarter

$0.005

$0.0001

 Third Quarter

$0.005

$0.0001

 Second Quarter

$0.002

$0.0001

 First Quarter

$0.0001

$0.0001

2002

 Fourth Quarter

$0.035

$0.0001

 Third Quarter

$0.057

$0.003

 Second Quarter

$0.055

$0.03

 First Quarter

$0.085

$0.03

As of December 31, 2003 there were approximately 206 holders of record of the common stock. On December 31, 2003, the closing sales price of the Company's common stock was $0.0035 per share.

The Company has not paid any cash dividends on its Common Stock and does not presently intend to do so. Future dividend policy will be determined by its Board of Directors on the basis of its earnings, capital requirements, financial condition and other factors deemed relevant.

The Company's transfer agent is Manhattan Transfer Registrar Co., P.O. Box 361, Holbrook, New York 11741, (631) 585-7341.

Recent Sales of Unregistered Securities

During the period ended December 31, 2003, the Company issued 40,000,000 shares to its two officers in lieu of cash compensation.  This issuance was valued at $0.001 per share or $40,000.

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

Item 6 - Management's Discussion and Analysis of Financial Condition and Plan of Operation

General

The Company has had revenues of $10,840 since its inception in August 1997 due to the fact that the Company is in the development stage mode for five years. The Company had a net loss of $5,701,321 since inception to December 31, 2003. All depreciable assets were written down to $ -0- because such assets would no longer provide a future benefit to the Company. Depreciation expense of $ -0- was charged to operations for the period ended December 31, 2003. The Company expects its accumulated deficit to grow for the foreseeable future.

For the period ending December 31, 2003 general and administrative expenses were $21,307 as compared to $1,449,025 for the same period in 2002, representing a decrease of $1,427,718. The decrease during the period ending December 31, 2003 was primarily due to charges associated to the cessation of the business activities of the Company.

The Company's combined cash and cash equivalents totaled $ -0- for the period ended December 31, 2003 compared to $ -0- for the period ending December 31, 2002.

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

Item 7.  Financial Statements

FONECASH, INC. AND SUBSIDIARIES

(A Development Stage Company)

Audited Financial Statements

For the years ended December 31, 2003 and 2002

Michael F. Albanese, CPA

18 Lisa Court

Parsippany, NJ 07054

TELEPHONE: (201) 406-5733

FACSIMILE: (973) 887-9103

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders

FoneCash, Inc.

Manchester, Connecticut

I have audited the accompanying consolidated balance sheets of FoneCash, Inc. (a Delaware corporation in the development stage) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended and for the period August 7, 1997 (inception) to December 31, 2003. These consolidated financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these consolidated financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FoneCash, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended and from August 7, 1997 (inception) to December 31, 2003, in conformity with generally accepted accounting principles.

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

/s/ Michael F. Albanese, CPA

Michael F. Albanese, CPA

Parsippany, New Jersey

January 7, 2004

FONECASH, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS

	December 31,	December 31,
	2003	2002
Current assets:
Accounts receivable	$--	$--
Inventory	--	--
Prepaid expenses	--	--
Total Current Assets	--	--

Property and equipment, net	--	--

Other assets:
Patent rights, net	--	--
Total Assets	$--	$--

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$445,487	$424,179
Due to officer/stockholder	584,243	519,243
Notes payable	252,881	252,881
Total Current Liabilities	1,282,611	1,196,303

Stockholders' deficit :
Preferred stock; $.0001 par value; authorized -
10,000,000 shares; issued - none	--	--
Common stock; $.0001 par value; authorized -
500,000,000 shares; issued and outstanding -
98,574,056 shares in 2003 and 58,574,056 in 2002	9,857	5,858
Additional paid-in capital	4,410,353	4,374,353
Treasury stock, 500 shares at cost	(1,500)	(1,500)
Deficit accumulated during the development stage	(5,701,321)	(5,575,014)
Total Stockholders' (Deficit)	(1,282,611)	(1,196,303)
Total Liabilities and Stockholders' (Deficit)	$-	$-

The accompanying notes are an integral part of these statements.

FONECASH, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations

			Aug. 7, 1997
	Year Ended	Year Ended	(Inception) to
	December 31,	December 31,	December 31,
	2003	2002	2003

Revenue:
Sales	$--	$--	$10,840
Cost of sales	--	--	5,662
Gross profit	--	--	5,178
Interest income	--	46	5,257

Total revenue	--	46	10,435

Costs and expenses:
Depreciation	--	20,121	210,426
Amortization	--	750	4,118
Research and development, related party	--	--	432,256
Officer's compensation	105,000	264,891	1,083,320
Impairment of investment in related party	--	--	50,000
Impairment of investment in subsidiaries	--	--	450,000
Loss on disposition of assets	--	11,449	11,449
General and administrative	21,307	1,449,025	3,359,210
	126,307	1,746,236	5,600,779

SEC litigation settlement	--	110,977	110,977

Net loss	$(126,307)	$(1,857,167)	$(5,701,321)

Basic and diluted loss per common share	$(.00)	$(.04)

Weighted average common shares outstanding	79,176,796	42,640,988

The accompanying notes are an integral part of these statements.

FONECASH, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity
For the Period August 7, 1997 (Inception) to December 31, 2003
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
For the Period August 7, 1997 (Inception) to December 31, 2003
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

FONECASH, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity
For the Period August 7, 1997 (Inception) to December 31, 2003
						Deficit
						Accumulated
			Additional			During the
	Common Stock		Paid-in	Treasury Stock		Development
	Shares	Amount	Capital	Shares	Amount	Stage
Common stock issued for services,	17,000,000	1,700	15,300	--	--	--
valued at $.001 per share
Common stock issued as repayment of	23,000,000	2,300	20,700
related party debt
valued at $.001 per share
Net loss						(126,307)
Balances, December 31, 2003	98,574,056	$9,857	$4,410,353	500	$(1,500)	$(5,701,321)

(continued)

The accompanying notes are an integral part of these statements.

FONECASH, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
			Aug. 7, 1997
	Year Ended	Year Ended	(Inception) to
	December 31,	December 31,	December 31,
	2003	2002	2003
Cash flows from operating activities:
Net loss	$(126,307)	$(1,857,167)	$(5,701,321)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation	--	20,121	210,426
Amortization	--	750	4,118
Common stock issued for services	17,000	1,127,143	2,851,753
Common stock issued in acquisition of subsidiaries	--	--	450,000
Common stock issued to officer in payment of debt	23,000	--	23,000
Notes issued for payment of expenses	--	41,280	41,280
Write-down of lost inventory	--	177,800	204,338
Write off uncollectible accounts	--	10,840	10,840
Loss on disposition of assets	--	11,449	11,449
Changes in assets and liabilities
Increase in accounts receivable	--	--	(10,840)
(Increase) decrease in inventory	--	--	(204,338)
(Increase) decrease in prepaid expenses	--	25,000	--
Increase in accounts payable	21,307	262,702	445,487
Net cash used in operating activities	(65,000)	(180,082)	(1,663,808)
Cash flows from investing activities:
Organization costs	--	--	(368)
Purchases of property and equipment	--	--	(220,625)
Acquisition of patent rights	--	--	(5,000)
Net cash used in investing activities	--	--	(225,993)
Cash flows from financing activities:
Proceeds from short-term debt	--	32,625	274,949
Repayment of short-term debt	--	(17,048)	(63,348)
Increase (decrease) in amounts
due to an officer/stockholder	65,000	40,552	584,243
Purchase of treasury stock	--	--	(1,500)
Proceeds from sale of common stock	--	123,953	1,095,457
Net cash provided by financing activities	65,000	180,082	1,889,801
Net increase (decrease) in cash	-	-	-
Cash at beginning of year	--	--	--
Cash at end of year	$--	$--	$--

The accompanying notes are an integral part of these statements.

FONECASH, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

The financial statements presented are those of FoneCash, Inc. and its subsidiaries, a development stage company (the “Company”). The Company was incorporated under the laws of the State of Delaware on August 7, 1997. The Company's activities during the period ended December 31, 2003 have been primarily directed towards the raising of capital. The Company’s business activity was to acquire the rights to market an electronic terminal that was to be used by retail merchants and in-home salespersons when payment was made with a credit or debit card. Currently the company is seeking a merger candidate.

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

useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre- Statement 142 accounting literature. The Company has adopted the provisions of Statement 142 and has written the goodwill associated with the business combination down to zero, as no future benefit can be determined. An impairment loss of $450,000 has been reflected in the consolidated statements of operations.

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

Accounts Receivable

The Company considers none of the accounts receivable to be collectible; and accordingly, wrote off all of the accounts receivable in 2002.

Inventory

Inventory is stated at the lower of cost or market, with cost determined on a first-in, first-out basis and market based on the lower of replacement cost or realizable value. The inventory was stored at an outside location. The owner of the storage facility is attempting to sell the inventory to recoup the rent owed by the Company for use of the facility. The inventory was $0 as of December 31, 2003 and 2002, respectively.

Property and equipment and depreciation

Property and equipment are stated at cost. Depreciation for both financial reporting and income tax purposes is computed using combinations of the straight line and accelerated methods over the estimated lives of the respective assets. Molds are depreciated over 3

Property and equipment and depreciation (Cont’d)

years and tools and test equipment are depreciated over 5 years. Maintenance and repairs are charged to expense when incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is credited or charged to income.

Intangible Assets

Intangible assets consisted primarily of patent rights. Pursuant to a complaint filed by the

Securities and Exchange Commission alleging that the patent rights had lapsed in 1993, the book value of the patent rights of $1,250 was charged to operations in 2002. Intangible assets were amortized on a straight-line basis over five years. Amortization expense was $0 and $750 for the years ended December 31, 2003 and 2002, respectively.

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

Stock Options

At December 31, 2001 the Company reserved and granted 800,000 shares of common stock for issuance in connection with the stock option plan at an exercise price of $.50 per share. No options have been exercised as of December 31, 2003.

Preferred Stock

No shares of the Company’s preferred stock have been issued or are outstanding. Dividends, voting rights and other terms, rights and preferences of the preferred shares have not been designated but may be designated by the Board of Directors from time to time.

Note 3 - Income Taxes

There is no provision for income taxes since the Company has incurred net operating losses. At December 31, 2003, the Company has net operating loss carryforwards which may be available to offset future taxable income through 2023 in the amount of $5,184,362. A deferred tax asset has not been recorded for the net operating loss carryforwards due to uncertainties as to the ultimate realization of the deferred tax asset. The tax returns of the Company have not been filed.

Note 4 – Property and Equipment

During the year ended December 31, 2002, the Company determined that its property and equipment would not provide a future benefit and charged the net book value of $10,199 to operations. Depreciation expense of $0 and $20,121 was charged to operations for the years ended December 31, 2003 and 2002, respectively.

FONECASH, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 5 – Notes Payable

Notes payable totaling $252,881 consisted of the following at December 31, 2003 and 2002:

Line of credit with Fleet Bank in the amount of $107,645, unsecured, guaranteed by the president of the Company, interest at 2.75% above prime, monthly payments equal to 2% of principal balance, was due November 2001. The Company is in default with respect to the terms of this note. Legal action has been taken by the bank as of the date of this report.

SBA note payable in the amount of $6,492 to Habib American Bank, unsecured, interest at 2.75% above prime, payable at $1,604 per month including interest, was due September 1, 2002.

Demand note payable in the amount of $108,744 to J.P. Charboneau, son of former CEO, with interest at 8% (consists primarily of credit card charges).

A demand note payable in the amount of $30,000 to an individual, unsecured, with interest at 8%, due August 12, 2003.

Interest expense on notes payable of $19,422 and $16,977 was charged to operations for the years ended December 31, 2003 and 2002, respectively.

The note payable to J.P.Charboneau is convertible into stock of the Company at the discretion of the Company at $.10 per share.

Note 6 - Going Concern

The Company’s consolidated financial statements have been prepared in conformity with principles of accounting applicable to a going concern. These principles contemplate the realization of assets and liquidation of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company has incurred significant net losses and as of December 31, 2003, reflects a deficit accumulated during the development stage of $5,701,321. The Company has not commenced its planned principal operations. The Company’s continued existence is dependent on its ability to generate sufficient cash flow or raise additional capital to meet its obligations on a timely basis. The Company has been exploring sources to obtain additional equity or debt financing. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. Accordingly, the Company’s continuation as a going concern is in substantial doubt and the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence.

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

Note 8 - Related Party Transactions

The Company was indebted to officers/stockholders in the amount of $584,243 as of December 31, 2003, which includes $371,781 for unpaid salary, $58,200 for research and development expenses, as discussed below, and $154,262 for merchandise purchases and expenses advanced on behalf of the Company. There are no specific terms for repayment. There is also $167,950 owed to Advance Data Information Corporation (“ADI”), a Taiwan corporation owned by a director/stockholder of the Company for purchases made by the Company. The amounts due are convertible into shares of stock at the discretion of the Company at $.10 per share.

The Company had leased its executive offices and storage facilities from the former president of the Company under a month-to-month operating lease since the Company’s inception. Rent expense was $0 and $19,431 for the years ended December 31, 2003 and 2002, respectively.

The Company utilized ADI, as its research and development laboratory. There was no research and development expense during the years ended December 31, 2003 and 2002.

Note 9- Consulting Agreements

The Company entered into a consulting agreement with Advance Data Information Corporation ("ADI"), a Taiwan corporation owned by Dr. Wu, a director/stockholder of the Company, in which ADI will act as the research and development laboratory for the Company. The Company shall have exclusive ownership rights to any and all products

FONECASH, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 9- Consulting Agreements (Cont’d)

that are developed as a result of this agreement. The Company has issued 200,000 shares of its common stock to Dr. Wu in August 1997, valued at $.15 per share, 333,333 shares in June 1999, valued at $.81 per share, 1,466,667 shares in December 2000, valued at $.11 per share, 2,400,000 shares in March 2002, valued at $.04 and 17,000,000 shares in June 2003, valued at $.001 for services rendered.

Note 10 – Commitments and Contingencies

The Company provides accruals for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NONE.

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

Yuan Long Jeang, Vice President of Engineering/Research & Development

Mr. Jeang resigned effective July 2004.  Mr. Jeang holds a PhD in Electrical Engineering from Chen Kung University, Taiwan. He was a professor for 10 years and Chief of Image Processing Research Laboratory of the Kaohsiung Technical University for 10 years. Mr. Jeang was Chief Designer for Taiwan Films Limited where he managed all technical aspects of computer generated effects, composite design, 3D production and computer generated graphics. For the past five years, he worked closely with Dr. Wu designing algorithms for video and data compression, and has developed standards for cellular phone authentication and encryption.

(B)  Significant employees  - The Company has one significant employee, its president Abraham Pierce.

(C)  There are no family relationships between any executive officers or directors who have held or currently hold office with the Registrant.

(D)  Daniel Charboneau, the former president and director of the Company (he has since resigned his position in January 2004) was adjudicated bankrupt on August 17, 2004, and was involved in a federal criminal indictment which has now been concluded.  Since January 2004, Mr. Charboneau has had absolutely no connection with the Company whatsoever.  No other Director, or person nominated to become a Director or Executive Officer, has been involved in bankruptcy, criminal or other legal proceeding during the past five years.

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

Item 10 - Executive Compensation

For the year ending December 31, 2003, Mr. Wu's contract called for cash or stock compensation in the amount of $105,000. Under that contract Mr. Wu was paid zero dollars in cash and 17,000,000 common shares at $0.001 per share valued at $17,000.  The balance of $88,000 was accrued.

Directors do not currently receive any cash compensation.

Item 11 - Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the stock ownership of each person known by the Company to be a beneficial owner of five percent (5%) or more of the Company's equity securities, each Director and executive officer individually and all Directors and Officers of the Company as a group. Each person has sole voting and investment power with respect to the shares shown unless otherwise indicated. As of December 31, 2003, there were 98,574,056 shares issued and outstanding.

Name & Address

Class

Amount Shares

of Beneficial Owner

Owned

Owned Beneficially

% of Class

----------------------------------------------------------------------------------------------------------------------

Abraham Pierce

Common

              0

    0.00

162 M Homestead Street

Manchester, CT 06040

Daniel E. Charboneau

Common

30,116,387

   30.6

215 Central Park Ave.

Hartsdale, NY 10530

John Jiann-Shong Wu

Common

21,400,000

   21.7

21 Street, 6 Fl, No.211

Chung-Cheng 4 Road

Kaoshiung, Taiwan

-----------------------------------------------------------------------------------------------------------------------

Total Shares of Officers and

51,516,387

  52.3

 Directors as a Group

There are no arrangements either presently or planned that will results in a change of control of the Company.

Item 12 - Certain Relationships and Related Transactions

The Company was indebted to officers/stockholders in the amount of $584,243 as of December 31, 2003, which includes $371,781 for unpaid salary, $58,200 for research and development expenses, as discussed below, and $154,262 for merchandise purchases and expenses advanced on behalf of the Company. There is also $167,950 owed to Advanced Data Information Corporation (“ADI”), a Taiwan corporation owned by a director/stockholder of the Company for purchases made by the Company. There are no specific terms for repayment. The amounts due are convertible into shares of stock at the discretion of the Company at $.10 per share.

The Company had leased its executive offices and storage facilities from the former president of the Company under a month-to-month operating lease since the Company’s inception. Rent expense was $ -0- and $19,431 for the years ended December 31, 2003 and 2002, respectively.

The Company utilized ADI as its research and development laboratory. There was no research and development expense during the years ended December 31, 2003 and 2002, respectively.

Additionally, the Company entered into a consulting agreement with ADI under which the Company shall have exclusive ownership rights to any and all products that are developed as a result of that agreement. The Company has issued 200,000 shares of its common stock to Dr. Wu in August 1997, valued at $.15 per share, 333,333 shares in June 1999, valued at $.81 per share, 1,466,667 shares in December 2000, valued at $.11 per share, 2,400,000 shares in March 2002, valued at $.04, and 17,000,000 shares in June 2003, valued at $0.001 for services rendered.

Item 13 - Exhibits, Financial Statements and Reports on Form 8-K

(A)

FINANCIAL STATEMENTS

(Inception to December 31, 2003)

Independent Auditor's Report

Consolidated Balance Sheet

Consolidated Statement of Income (Loss)

Consolidated Statement of Changes in Stockholders' Equity

Consolidated Statement of Cash Flow

Consolidated Notes to Financial Statement

(B) Exhibits

(31)	Rule 13a-14(a)/15d-14(a) Certification
(32)	Section 1350 Certification

(C) Reports on Form 8-K

       NONE.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s board of directors reviews and approves audit and permissible non-audit services performed by the authorized independent public accountants as well as the fees charged by the authorized independent public accountants for such services. In its review of non-audit service fees and its appointment of the authorized independent public accountants as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining the authorized independent public accountants’ independence. All of the services provided and fees charged by the authorized independent public accountants in 2003 were pre-approved by the board of directors.

Audit Fees

The aggregate fees billed by the authorized independent public accountants for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-KSB for 2003 and 2002 were $8,000 and 10,000  respectively, net of expenses.

Audit-Related Fees

There were no other fees billed by the authorized independent public accountants during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

The aggregate fees billed by the authorized independent public accountants during the last two fiscal years for professional services rendered by the authorized independent public accountants for tax compliance for 2003 and 2002 were $250 and $200, respectively.

All Other Fees

There were no other fees billed by the authorized independent public accountants during the last two fiscal years for products and services provided by authorized independent public accountants.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized on January 7, 2005.

FoneCash, Inc.

By:/s/ Abraham Pierce

-------------------------------

Abraham Pierce

President and Chief Executive Officer