Form 10QSB
period 2004-03-31
FONECASH INC
filed 2005-01-11
CIK 1082594

OMB APPROVAL
OMB Number: 3235-0416 Expires: February 28, 2006 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended March 31, 2004

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                        Yes [X]   No [  ]

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13,or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.                            Yes [X]   No [  ]

   The number of outstanding shares of the registrant's Common Stock, par value $.0001 per share, was 98,574,056 on March 31, 2004.

SEC 2334 (8-03)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the  form displays a currently valid OMB control number.

Fonecash, Inc.

Quarterly Report on Form 10-QSB

For the Quarter Ended on March 31, 2004

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

               Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003

               Consolidated Statement of Operations for the Period Ending March 31, 2004

               Consolidated Statement of Stockholders' Equity For the Period August 7, 1997 (Inception)

                    to March 31, 2004

               Consolidated Statement of Cash Flows for the Period Ending March 31, 2004

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFICATION

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FONECASH, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	March 31,	December 31,
	2004	2003
Current assets:
Accounts receivable	$--	$--
Inventory	--	--
Prepaid expenses	--	--
Total Current Assets	--	--

Property and equipment, net	--	--

Other assets:
Patent rights, net	--	--
Total Assets	$--	$--

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$449,086	$445,487
Due to officer/stockholder	610,493	584,243
Notes payable	252,881	252,881
Total Current Liabilities	1,312,460	1,282,611

Stockholders' deficit :
Preferred stock; $.0001 par value; authorized -
10,000,000 shares; issued - none	--	--
Common stock; $.0001 par value; authorized -
500,000,000 shares; issued and outstanding -
98,574,056 shares in 2004 and 2003	9,857	9,857
Additional paid-in capital	4,410,353	4,410,353
Treasury stock, 500 shares at cost	(1,500)	(1,500)
Deficit accumulated during the development stage	(5,731,170)	(5,701,321)
Total Stockholders' (Deficit)	(1,312,460)	(1,282,611)
Total Liabilities and Stockholders' (Deficit)	$--	$--

The accompanying notes are an integral part of these statements.

FONECASH, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations

	Three	Three	Aug. 7, 1997
	Months Ended	Months Ended	(Inception) to
	March 31,	March 31,	March 31,
	2004	2003	2004

Revenue:
Sales	$--	$--	$10,840
Cost of sales	--	--	5,662
Gross profit	--	--	5,178
Interest income	--	--	5,257

Total revenue	--	--	10,435

Costs and expenses:
Depreciation	--	--	210,426
Amortization	--	--	4,118
Research and development, related party	--	--	432,256
Officer's compensation	26,250	26,250	1,109,570
Impairment of investment in related party	--	--	50,000
Impairment of investment in subsidiaries	--	--	450,000
Loss on disposition of assets	--	--	11,449
SEC litigation settlement	--	--	110,977
General and administrative	3,599	3,675	3,362,809
	29,849	29,925	5,741,605

Net loss	$(29,849)	$(29,925)	$(5,731,170)

Basic and diluted loss per common share	$(.00)	$(.00)

Weighted average common shares outstanding	98,574,056	58,574,056

The accompanying notes are an integral part of these statements.

FONECASH, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity
For the Period August 7, 1997 (Inception) to March 31, 2004
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
For the Period August 7, 1997 (Inception) to March 31, 2004
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

FONECASH, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity
For the Period August 7, 1997 (Inception) to March 31, 2004
						Deficit
						Accumulated
			Additional			During the
	Common Stock		Paid-in	Treasury Stock		Development
	Shares	Amount	Capital	Shares	Amount	Stage
Common stock issued for services,	17,000,000	1,700	15,300	--	--	--
valued at $.001 per share
Common stock issued as repayment of	23,000,000	2,300	20,700	--	--	--
related party debt,
valued at $.001 per share
Net loss						(126,307)
Balances, December 31, 2003	98,574,056	9,857	4,410,353	500	(1,500)	(5,701,321)
Net loss for the period						(29,849)
Balances, March 31, 2004	98,574,056	$9,857	$4,410,353	500	$(1,500)	$(5,731,170)

The accompanying notes are an integral part of these statements.

FONECASH, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
	Three	Three	Aug. 7, 1997
	Months Ended	Months Ended	(Inception) to
	March 31,	March 31,	March 31,
	2004	2003	2004
Cash flows from operating activities:
Net loss	$(29,849)	$(29,925)	$(5,731,170)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation	--	--	210,426
Amortization	--	--	4,118
Common stock issued for services	--	--	2,851,753
Common stock issued in acquisition of subsidiaries	--	--	450,000
Common stock issued to officer in payment of debt	--	--	23,000
Notes issued for payment of expenses	--	--	41,280
Write-down of lost inventory	--	--	204,338
Write off uncollectible accounts	--	--	10,840
Loss on disposition of assets	--	--	11,449
Changes in assets and liabilities
Increase in accounts receivable	--	--	(10,840)
Increase in inventory	--	--	(204,338)
Increase (decrease) in accounts payable	3,599	3,675	449,086
Net cash used in operating activities	(26,250)	(26,250)	(1,690,058)

Cash flows from investing activities:
Organization costs	--	--	(368)
Purchases of property and equipment	--	--	(220,625)
Acquisition of patent rights	--	--	(5,000)
Net cash used in investing activities	--	--	(225,993)

Cash flows from financing activities:
Proceeds from short-term debt	--	--	274,949
Repayment of short-term debt	--	--	(63,348)
Increase (decrease) in amounts
due to an officer/stockholder	26,250	26,250	610,493
Purchase of treasury stock	--	--	(1,500)
Proceeds from sale of common stock	--	--	1,095,457
Net cash provided by financing activities	26,250	26,250	1,916,051
Net increase (decrease) in cash	--	--	--
Cash at beginning of period	--	--	--
Cash at end of period	$--	$--	$--

The accompanying notes are an integral part of these statements.

FONECASH, INC. AND SUBSIDIARIES

(A Development Stage Company)

Quarter Ended March 31, 2004

Notes to Consolidated Financial Statements

Note 1 – Condensed Consolidated Financial Statements

Basis of Presentation

The accompanying interim unaudited consolidated financial statements include the accounts of FoneCash, Inc. and its subsidiaries which are hereafter referred to as (the "Company"). All Intercompany accounts and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's report on Form 10-KSB for the year ended December 31, 2003.

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

The Company incurred operating losses of $ (5,741,605) from Inception to March 31, 2004.  The Company expects its accumulated deficit to grow for the foreseeable future as total costs and expenses continue without any revenue or business activity.  There can be no assurances that the Company will locate a potential merger or acquisition candidate or that if such a candidate is located that management can successfully negotiate and consummate a business combination with any such entity.

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

The Company incurred operating losses of $29,849 during the period ended March 31, 2004 compared to a loss of $29,925 during the same period in 2003. This decrease in the Company’s operating loss of $76 was attributable to a reduction of General and Administrative Expenses.  The Company spent a total of $432,256 on Research and Development from Inception to March 31, 2004.  The Company expects its accumulated deficit to grow for the foreseeable future.

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

Results of Operation

General and administrative expenses during the period ending March 31, 2004 were $3,599 as compared to $3,675 for the same period in 2003, representing a decrease of $76.

Balance Sheet Data

The Company's combined cash and cash equivalents totaled $ -0- for the period ending March 31, 2004. This is the same as at the end of the same period in 2003.

The Company does not expect to generate a positive internal cash flow for at least the next six months due to it having no current revenue generating activities.

Property and equipment was valued at $ –0- the period ending March 31, 2004 which is the same amount as in 2003 for the same period.

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

(b)  The Registrant filed no reports on Form 8-K during the period ended March 31, 2004.

Signatures

In accordance with the  requirements of the Exchange Act, the registrant  caused this report to be signed on its behalf by the undersigned who is duly authorized to sign as an officer and as the principal officer of the Company.

Fonecash, Inc

By:      /s/ Abraham Pierce

         ---------------------------------------------------------

         Abraham Pierce, Chairman/CEO

Date:    January 10, 2005