Form 10QSB
period 2004-09-30
FONECASH INC
filed 2005-01-11
CIK 1082594

OMB APPROVAL
OMB Number: 3235-0416 Expires: February 28, 2006 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended September 30, 2004

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                        Yes [X]   No [  ]

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13,or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.                            Yes [X]   No [  ]

   The number of outstanding shares of the registrant's Common Stock, par value $.0001 per share, was 98,574,056 on September 30, 2004.

SEC 2334 (8-03)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the  form displays a currently valid OMB control number.

Fonecash, Inc.

Quarterly Report on Form 10-QSB

For the Quarter Ended on September 30, 2004

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

               Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003

               Consolidated Statement of Operations for the Period Ending September 30, 2004

               Consolidated Statement of Stockholders' Equity For the Period August 7, 1997 (Inception)

                    to September 30, 2004

               Consolidated Statement of Cash Flows for the Period Ending September 30, 2004

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFICATION

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FONECASH, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	September 30,	December 31,
	2004	2003
Current assets:
Cash	$14,972	$--
Accounts receivable	--	--
Inventory	--	--
Prepaid expenses	--	--
Total Current Assets	14,972	--

Property and equipment, net	--	--
Other assets:
Patent rights, net	--	--
Total Assets	$14,972	$--

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$449,283	$445,487
Due to officer/stockholder	636,743	584,243
Notes payable	282,881	252,881
Total Current Liabilities	1,368,907	1,282,611

Stockholders' deficit :
Preferred stock; $.0001 par value; authorized -
10,000,000 shares; issued - none	--	--
Common stock; $.0001 par value; authorized -
500,000,000 shares; issued and outstanding -
98,574,056 shares in 2004 and 98,574,056 in 2003	9,857	9,857
Additional paid-in capital	4,410,353	4,410,353
Treasury stock, 500 shares at cost	(1,500)	(1,500)
Deficit accumulated during the development stage	(5,772,645)	(5,701,321)
Total Stockholders' (Deficit)	(1,353,935)	(1,282,611)
Total Liabilities and Stockholders' (Deficit)	$14,972	$--

The accompanying notes are an integral part of these statements.

FONECASH, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations

	Nine	Nine	Aug. 7, 1997
	Months Ended	Months Ended	(Inception) to
	September 30,	September 30,	September 30,
	2004	2003	2004

Revenue:
Sales	$--	$--	$10,840
Cost of sales	--	--	5,662
Gross profit	--	--	5,178
Interest income	--	--	5,257

Total revenue	--	--	10,435

Costs and expenses:
Depreciation	--	--	210,426
Amortization	--	--	4,118
Research and development, related party	--	--	432,256
Officer's compensation	52,500	78,750	1,135,820
Impairment of investment in related party	--	--	50,000
Impairment of investment in subsidiaries	--	--	450,000
Loss on disposition of assets	--	--	11,449
SEC litigation settlement	--	--	110,977
General and administrative	18,824	10,966	3,378,034
	71,324	89,716	5,783,080

Net loss	$(71,324)	$(89,716)	$(5,772,645)

Basic and diluted loss per common share	$(.00)	$(.00)

Weighted average common shares outstanding	98,574,056	72,639,990

The accompanying notes are an integral part of these statements.

FONECASH, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity
For the Period August 7, 1997 (Inception) to September 30, 2004
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
For the Period August 7, 1997 (Inception) to September 30, 2004
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

FONECASH, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity
For the Period August 7, 1997 (Inception) to September 30, 2004
						Deficit
						Accumulated
			Additional			During the
	Common Stock		Paid-in	Treasury Stock		Development
	Shares	Amount	Capital	Shares	Amount	Stage
Common stock issued for services,	17,000,000	1,700	15,300	--	--	--
valued at $.001 per share
Common stock issued as repayment of	23,000,000	2,300	20,700	--	--	--
related party debt,
valued at $.001 per share
Net loss						(126,307)
Balances, December 31, 2003	98,574,056	9,857	4,410,353	500	(1,500)	(5,701,321)
Net loss for the period						(71,324)
Balances, September 30, 2004	98,574,056	$9,857	$4,410,353	500	$(1,500)	$(5,772,645)

The accompanying notes are an integral part of these statements.

FONECASH, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
	Nine	Nine	Aug. 7, 1997
	Months Ended	Months Ended	(Inception) to
	September 30,	September 30,	September 30,
	2004	2003	2004
Cash flows from operating activities:
Net loss	$(71,324)	$(89,716)	$(5,772,645)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation	--	--	210,426
Amortization	--	--	4,118
Common stock issued for services	--	17,000	2,851,753
Common stock issued in acquisition of subsidiaries	--	--	450,000
Common stock issued to officer in payment of debt		23,000	23,000
Notes issued for payment of expenses	--	--	41,280
Write-down of lost inventory	--	--	204,338
Write off uncollectible accounts	--	--	10,840
Loss on disposition of assets	--	--	11,449
Changes in assets and liabilities
Increase in accounts receivable	--	--	(10,840)
Increase in inventory	--	--	(204,338)
Increase (decrease) in accounts payable	3,796	10,966	449,283
Net cash used in operating activities	(67,528)	(38,750)	(1,731,336)

Cash flows from investing activities:
Organization costs	--	--	(368)
Purchases of property and equipment	--	--	(220,625)
Acquisition of patent rights	--	--	(5,000)
Net cash used in investing activities	--	--	(225,993)

Cash flows from financing activities:
Proceeds from short-term debt	30,000	--	304,949
Repayment of short-term debt	--	--	(63,348)
Increase (decrease) in amounts
due to an officer/stockholder	52,500	38,750	636,743
Purchase of treasury stock	--	--	(1,500)
Proceeds from sale of common stock	--	--	1,095,457
Net cash provided by financing activities	82,500	38,750	1,972,301
Net increase (decrease) in cash	14,972	--	14,972
Cash at beginning of period	--	--	--
Cash at end of period	$14,972	$--	$14,972

The accompanying notes are an integral part of these statements.

FONECASH, INC. AND SUBSIDIARIES

(A Development Stage Company)

Quarter Ended September 30, 2004

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

Description of Business

The financial statements presented are those of FoneCash, Inc. and its subsidiaries, a development stage company (the “Company”).  The Company was incorporated under the laws of the State of Delaware on August 7, 1997.  The Company's activities during the nine months ended September 30, 2004 have been primarily directed towards the raising of capital.  The Company’s initial business activity was to acquire the rights to market a patented electronic terminal that was to be used by retail merchants and in-home salespersons when payment was made with a credit or debit card.  Currently the Company is seeking a merger candidate.

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

FONECASH, INC. AND SUBSIDIARIES

(A Development Stage Company)

Quarter Ended September 30, 2004

Notes to Consolidated Financial Statements

Notes Payable

Since December 31, 2003 the company received $30,000 by issuing two additional demand notes. The notes were issued on September 24, 2004 and are due in three months with accrued interest at a rate of 6%. The total amount of notes payable outstanding at September 30, 2004 is $282,881.

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

The Company incurred operating losses of $ (5,783,080) from Inception to September 30, 2004.  The Company expects its accumulated deficit to grow for the foreseeable future as total costs and expenses continue without any revenue or business activity.  There can be no assurances that the Company will locate a potential merger or acquisition candidate or that if such a candidate is located that management can successfully negotiate and consummate a business combination with any such entity.

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

The Company incurred operating losses of $71,324 during the period ended September 30, 2004 compared to a loss of $89,716 during the same period in 2003. This decrease in the Company’s operating loss of $18,392 was attributable to a reduction in Officer’s Compensation.  The Company spent a total of $432,256 on Research and Development from Inception to September 30, 2004.  The Company expects its accumulated deficit to grow for the foreseeable future.

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

Results of Operation

General and administrative expenses during the period ending September 30, 2004 were $18,824 as compared to $10,966 for the same period in 2003, representing an increase of 7,858.  This increase occurred because of the cost of beginning the process of making the Company current in its filing requirements.

Balance Sheet Data

The Company's combined cash and cash equivalents totaled $ 14,972 for the period ending September 30, 2004. This is an increase of $14,972 from the same period in 2003.

The Company does not expect to generate a positive internal cash flow for at least the next six months due to it having no current revenue generating activities.

Property and equipment was valued at $ –0- the period ending September 30, 2004 which is the same amount as in 2003 for the same period.

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

On April 8, 2002 the Securities and Exchange Commission filed a complaint alleging that a registration statement and amendments, filed with the Commission by the Company in December 2001, January 2002 and June 2002, and signed by the former president of the Company, Daniel E. Charboneau, contained material misrepresentations and omissions.  On January 6, 2004, a United States District Judge from the District of Columbia entered a default judgment against the Company restraining the Company from further violations of Section 17(a) of the Securities Act of 1933, Sections 10(b) and 13a-13 of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder.  As part of this order the Court also ordered penalties and interest in the amount of $110,977.

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

(b)  The Registrant filed no reports on Form 8-K during the period ended September 30, 2004.

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