Form 10KSB
period 2004-12-31
FONECASH INC
filed 2005-04-15
CIK 1082594

    OMB APPROVAL

OMB Number: 3235-0420

Expires: April 30, 2006

Estimated average burden

 hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20546

FORM 10-KSB

GENERAL FORM FOR REGISTRATION OF SECURITIES OF

Small Business Issuers

Under Section 12(b) or 12(g) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2003

FONECASH, INC

(Name of Small Business Issuer in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	000-30536 (Commission File No.)	22-3530573 (I.R.S. Employer Identification Number)

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

Number of shares of Common Stock outstanding at December 31, 2004: 111,074,056

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

26

Item 8a Controls and Procedures

26

Item 8b Other Information

26

PART III

Item 9  Directors, Executive Officers, Promoters and Control Persons

26

Item 10 Executive Compensation

28

Item 11 Security Ownership of Certain Beneficial Owners and Management

28

Item 12 Certain Relationships and related Transactions

29

Item 13 Exhibits and reports on Form 8-K

30

Item 14 Principal Accountant Fees and Services

31

Signatures

32

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

The Company incurred operating losses of $105,037 during 2004. The Company spent a total of $432,256 on Research and Development from Inception to December 31, 2004. The Company expects its accumulated deficit to grow for the foreseeable future.

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

Item 3. Legal Proceedings

The Company was served with a summons and complaint for failure to pay the monthly payments on its line of credit with Fleet National Bank.  Pursuant to the lawsuit, the Company would be liable to Fleet National Bank for the outstanding principal balance of $107,645 plus attorney’s fees.  Management has indicated its intentions to defend the action.

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

2004

  High

  Low

-------------------------------------------------------------------------------------------------------------

 Fourth Quarter

$0.0001

$0.0001

 Third Quarter

$0.0002

$0.0001

 Second Quarter

$0.005

$0.0001

 First Quarter

$0.003

$0.0001

2003

 Fourth Quarter

$0.005

$0.0001

 Third Quarter

$0.005

$0.0001

 Second Quarter

$0.002

$0.0001

 First Quarter

$0.0001

$0.0001

As of December 31, 2004 there were approximately 207 holders of record of the common stock. On December 31, 2004, the closing sales price of the Company's common stock was $0.0035 per share.

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

The Company's transfer agent is Manhattan Transfer Registrar Co., P.O. Box 361, Holbrook, New York 11741, (631) 585-7341.

Recent Sales of Unregistered Securities

During the period ended December 31, 2004, the Company issued 12,500,000 shares to it President and sole officer in lieu of cash compensation.  This issuance was valued at $0.0001 per share or $1,250.

During the period ended December 31, 2003, the Company issued 40,000,000 shares to its two officers in lieu of cash compensation.  This issuance was valued at $0.001 per share or $40,000.

Item 6 - Management's Discussion and Analysis of Financial Condition and Plan of Operation

General

The Company has had revenues of $10,840 since its inception in August 1997 due to the fact that the Company is in the development stage mode for five years. The Company had a net loss of $5,806,358 since inception to December 31, 2004. All depreciable assets were written down to $ -0- because such assets would no longer provide a future benefit to the Company. Depreciation expense of $ -0- was charged to operations for the period ended December 31, 2003. The Company expects its accumulated deficit to grow for the foreseeable future.

For the period ending December 31, 2004 general and administrative expenses were $51,287 as compared to $21,307 for the same period in 2003, representing an increase of $29,980. The increase during the period ending December 31, 2004 was primarily due to officer’s compensation due to a former officer of the Company and to the costs associated with the Company coming current in its SEC reporting obligations and and charges associated to the cessation of the business activities of the Company.

The Company's combined cash and cash equivalents totaled $ 1,192 for the period ended December 31, 2004 compared to $ -0- for the period ending December 31, 2003.

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

Item 7.  Financial Statements

FONECASH, INC. AND SUBSIDIARIES

(A Development Stage Company)

Audited Financial Statements

For the years ended December 31, 2004 and 2003

Michael F. Albanese, CPA
18 Lisa Court
Parsippany, NJ 07054

TELEPHONE: (201) 406-5733
FACSIMILE: (973) 887-9103

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

To the Board of Directors and Stockholders
FoneCash, Inc.
Manchester, Connecticut

I have audited the accompanying consolidated balance sheets of FoneCash, Inc. (a Delaware corporation in the development stage) and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended and for the period August 7, 1997 (inception) to December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FoneCash, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended and from August 7, 1997 (inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Michael F. Albanese, CPA
Michael F. Albanese, CPA

Parsippany, New Jersey
April 14, 2005

1

FONECASH, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS

	December 31,	December 31,
	2004	2003

Current assets:
Cash	$1,192	$--
Loan receivable	1,200	--
Total Current Assets	2,392	--
Total Assets	$2,392	$--

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$456,166	$445,487
Due to officer/stockholder	636,743	584,243
Notes payable	295,881	252,881
Total Current Liabilities	1,388,790	1,282,611

Contingencies

Stockholders' deficit :
Preferred stock; $.0001 par value; authorized -
10,000,000 shares; issued - none	--	--
Common stock; $.0001 par value; authorized -
500,000,000 shares; issued and outstanding -
111,074,056 shares in 2004 and 98,574,056 in 2003	11,107	9,857
Additional paid-in capital	4,410,353	4,410,353
Treasury stock, 500 shares at cost	(1,500)	(1,500)
Deficit accumulated during the development stage	(5,806,358)	(5,701,321)
Total Stockholders' (Deficit)	(1,386,398)	(1,282,611)
Total Liabilities and Stockholders' (Deficit)	$2,392	$--

The accompanying notes are an integral part of these statements.

FONECASH, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations

			Aug. 7, 1997
	Year Ended	Year Ended	(Inception) to
	December 31,	December 31,	December 31,
	2004	2003	2004

Revenue:
Sales	$--	$--	$10,840
Cost of sales	--	--	5,662
Gross profit	--	--	5,178
Interest income	--	--	5,257

Total revenue	--	--	10,435

Costs and expenses:
Depreciation	--	--	210,426
Amortization	--	--	4,118
Research and development, related party	--	--	432,256
Officer's compensation	53,750	105,000	1,137,070
Impairment of investment in related party	--	--	50,000
Impairment of investment in subsidiaries	--	--	450,000
Loss on disposition of assets	--	--	11,449
SEC litigation settlement	--	--	110,977
General and administrative	51,287	21,307	3,410,497
	105,037	126,307	5,816,793

Net loss	$(105,037)	$(126,307)	$(5,806,358)

Basic and diluted loss per common share	$(.00)	$(.00)

Weighted average common shares outstanding	101,039,809	79,176,796

The accompanying notes are an integral part of these statements.

FONECASH, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity
For the Period August 7, 1997 (Inception) to December 31, 2004
						Deficit
						Accumulated
			Additional			During the
	Common Stock		Paid-in	Treasury Stock		Development
	Shares	Amount	Capital	Shares	Amount	Stage
Balances, August 7, 1997 (inception)	-	$-	$-	-	$-	$-
Common stock issued for services
and costs advanced, valued at
$.0001 per share	2,000,000	200	-	-	-	-
Common stock issued for services,
valued at $.15 per share	200,000	20	29,980	-	-	-
Net loss for the period						(61,404)

Balances, December 31, 1997	2,200,000	220	29,980	-	-	(61,404)
Sale of common stock ($.4156 per share)	204,500	20	84,965	-	-	-
Net loss						(95,211)

Balances, December 31, 1998	2,404,500	240	114,945	-	-	(156,615)
Sale of common stock ($.7622 per share)	1,098,505	110	837,160	-	-	-
Services contributed by the
president of the Company	-	-	60,000	-	-	-
Common stock issued for services,
valued at $.81 per share	333,333	33	269,967	-	-	-
Net loss						(785,366)

Balances, December 31, 1999	3,836,338	383	1,282,072	-	-	(941,981)

(continued)

The accompanying notes are an integral part of these statements.

FONECASH, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity
For the Period August 7, 1997 (Inception) to December 31, 2004
						Deficit
						Accumulated
			Additional			During the
	Common Stock		Paid-in	Treasury Stock		Development
	Shares	Amount	Capital	Shares	Amount	Stage
Sale of common stock ($1.25 per share)	25,000	3	31,247	-	-	-
Common stock issued for services,
valued at $.11 per share	1,466,667	147	157,353	-	-	-
Common stock issued for services,
valued at $.5312 per share	623,367	62	331,071	-	-	-
Purchase of treasury stock	-	-	-	500	(1,500)	-
Net loss						(897,368)

Balances, December 31, 2000	5,951,372	595	1,801,743	500	(1,500)	(1,839,349)
Common stock issued for services,
valued at $.12 per share	6,959,708	696	858,080	-	-	-
Sale of common stock ($.017 per share)	1,087,976	109	17,891	-	-	-
Common stock issued in acquisition
of subsidiaries, valued at $.50 per share	900,000	90	449,910	-	-	-
Net loss						(1,878,498)

Balances, December 31, 2001	14,899,056	1,490	3,127,624	500	(1,500)	(3,717,847)
Sale of common stock ($.012 per share)	10,746,826	1,074	122,878	-	-	-
Common stock issued for services,
valued at $.03 per share	32,928,174	3,293	1,123,851	-	-	-
Net loss						(1,857,167)
Balances, December 31, 2002	58,574,056	5,857	4,374,353	500	(1,500)	(5,575,014)

(continued)

The accompanying notes are an integral part of these statements.

FONECASH, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity
For the Period August 7, 1997 (Inception) to December 31, 2004
						Deficit
						Accumulated
			Additional			During the
	Common Stock		Paid-in	Treasury Stock		Development
	Shares	Amount	Capital	Shares	Amount	Stage
Common stock issued for services,	17,000,000	1,700	15,300	-	-	-
valued at $.001 per share
Common stock issued as repayment of	23,000,000	2,300	20,700	-	-	-
related party debt
valued at $.001 per share
Net loss						(126,307)

Balances, December 31, 2003	98,574,056	9,857	4,410,353	500	(1,500)	(5,701,321)
Common stock issued for services,	12,500,000	1,250	-	-	-	-
valued at $.0001 per share
Net loss						(105,037)
Balances, December 31, 2004	111,074,056	$11,107	$4,410,353	500	$(1,500)	$(5,806,358)

The accompanying notes are an integral part of these statements.

FONECASH, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
			Aug. 7, 1997
	Year Ended	Year Ended	(Inception) to
	December 31,	December 31,	December 31,
	2004	2003	2004
Cash flows from operating activities:
Net loss	$(105,037)	$(126,307)	$(5,806,358)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation	--	--	210,426
Amortization	--	--	4,118
Common stock issued for services	1,250	17,000	2,853,003
Common stock issued in acquisition of subsidiaries	--	--	450,000
Common stock issued to an officer in payment of debt	--	23,000	23,000
Notes issued for payment of expenses	--	--	41,280
Write-down of lost inventory	--	--	204,338
Write off uncollectible accounts	--	--	10,840
Loss on disposition of assets	--	--	11,449
Changes in assets and liabilities
Increase in accounts receivable	--	--	(10,840)
(Increase) decrease in inventory	--	--	(204,338)
(Increase) decrease in prepaid expenses	--	--	--
Increase in accounts payable	10,679	21,307	456,166
Net cash used in operating activities	(93,108)	(65,000)	(1,756,916)
Cash flows from investing activities:
Payments on notes receivable	(1,200)	--	(1,200)
Organization costs	--	--	(368)
Purchases of property and equipment	--	--	(220,625)
Acquisition of patent rights	--	--	(5,000)
Net cash used in investing activities	(1,200)	--	(227,193)
Cash flows from financing activities:
Proceeds from short-term debt	43,000	--	317,949
Repayment of short-term debt	--	--	(63,348)
Increase in amounts
due to an officer/stockholder	52,500	65,000	636,743
Purchase of treasury stock	--	--	(1,500)
Proceeds from sale of common stock	--	--	1,095,457
Net cash provided by financing activities	95,500	65,000	1,985,301
Net increase in cash	1,192	--	1,192
Cash at beginning of year	--	--	--
Cash at end of year	$1,192	$--	$1,192

(continued)

The accompanying notes are an integral part of these statements.

FONECASH, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
Aug. 7, 1997
	Year Ended	Year Ended	(Inception) to
	December 31,	December 31,	December 31,
	2004	2003	2004

Supplemental Cash Flow Information:
Taxes paid	--	--
Interest paid	--	--

The accompanying notes are an integral part of these statements.

FONECASH, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

The financial statements presented are those of FoneCash, Inc. and its subsidiaries, a development stage company (the “Company”). The Company was incorporated under the laws of the State of Delaware on August 7, 1997. The Company's activities during the period ended December 31, 2004 have been primarily directed towards the raising of capital. The Company’s business activity was to acquire the rights to market an electronic terminal that was to be used by retail merchants and in-home salespersons when payment was made with a credit or debit card. Currently the company is seeking a merger candidate.

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

Note 2 - Stockholders' Equity (Deficit)

Common Stock

During the year ended December 31, 2004, the Company has issued 12,500,000 shares of common stock to an officer for compensation, valued at $.0001 per share. Dividends may be paid on outstanding shares as declared by the Board of Directors from time to time. Each share of common stock is entitled to one vote.

Stock Options

At December 31, 2001 the Company reserved and granted 800,000 shares of common stock for issuance in connection with the stock option plan at an exercise price of $.50 per share. No options have been exercised as of December 31, 2004.

Preferred Stock

No shares of the Company’s preferred stock have been issued or are outstanding. Dividends, voting rights and other terms, rights and preferences of the preferred shares have not been designated but may be designated by the Board of Directors from time to time.

Note 3 - Income Taxes

There is no provision for income taxes since the Company has incurred net operating losses. At December 31, 2004, the Company has net operating loss carryforwards which may be available to offset future taxable income through 2024 in the amount of $5,303,793. A deferred tax asset has not been recorded for the net operating loss carryforwards due to uncertainties as to the ultimate realization of the deferred tax asset. The tax returns of the Company have not been filed.

Note 4 – Loan Receivable

The Company provided a loan of $1,200 to International Commerce Development Corp. (“ICDC”) on October 25, 2004.  The loan is due in one year and bears interest at a rate of 6%.  Interest income has not been reported in the statement of operations for the year need December 31, 2004 due to its immateriality.

FONECASH, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 6 – Notes Payable

Notes payable totaling $295,881 and $252,881 consisted of the following at December 31, 2004 and 2003, respectively:

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

A demand note payable in the amount of $30,000 to an individual, unsecured, with interest at 8%, due August 12, 2003.  The Company is in default with respect to the terms of this note. No legal action has been taken by the noteholder as of the date of this report.

A demand note payable in the amount of $25,000 to an individual, unsecured, with interest at 6%, due March 24, 2005.

A demand note payable in the amount of $10,000 to an individual, unsecured, with interest at 6%, due March 24, 2005.

A demand note payable in the amount of $8,000 to Public Entity Acquisition Corp. (“PEACE”), unsecured, with interest at 6%, due March 23, 2005.

Interest expense on notes payable of $33,703 and $19,422 was charged to operations for the years ended December 31, 2004 and 2003, respectively.

The note payable to J.P.Charboneau is convertible into stock of the Company at the discretion of the Company at $.10 per share.

Note 7 - Going Concern

The Company’s consolidated financial statements have been prepared in conformity with principles of accounting applicable to a going concern. These principles contemplate the realization of assets and liquidation of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company has incurred significant net

FONECASH, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 7 - Going Concern (Cont’d)

Losses and as of December 31, 2004, reflects a deficit accumulated during the development stage of $5,806,358. The Company has not commenced its planned principal operations. The Company’s continued existence is dependent on its ability to generate sufficient cash flow or raise additional capital to meet its obligations on a timely basis. The Company has been exploring sources to obtain additional equity or debt financing. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. Accordingly, the Company’s continuation as a going concern is in substantial doubt and the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence.

Note 8 – Litigation and Subsequent Events

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

On March 1, 2005, the loan balance payable to Public Entity Acquisition Corp. (“PEACE”) including an additional advance of $1,800 received on January 13, 2005, was converted to 30,000,000 shares of common stock of the Company, valued at $.0003 per share.

Note 9 - Related Party Transactions

The Company was indebted to officers/stockholders in the amount of $636,743 as of December 31, 2004, which includes $424,281 for unpaid salary, $58,200 for research and development expenses, as discussed below, and $154,262 for merchandise purchases and expenses advanced on behalf of the Company. There are no specific terms for repayment. There is also $167,950 owed to Advance Data Information Corporation (“ADI”), a

FONECASH, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 9 - Related Party Transactions (Cont’d)

Taiwan corporation owned by a director/stockholder of the Company for purchases made by the Company. The amounts due are convertible into shares of stock at the discretion of the Company at $.10 per share.

The Company had leased its executive offices and storage facilities from the former president of the Company under a month-to-month operating lease since the Company’s inception. Rent expense was $0 for the years ended December 31, 2004 and 2003, respectively.

The Company utilized ADI, as its research and development laboratory. There was no research and development expense during the years ended December 31, 2004 and 2003.

Note 10- Consulting Agreements

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

Item 8B.  Other Information

NONE.

PART III

Item 9 - Directors and Executive Officers

A)  Current

Name

Age

Position

------------------------------------------------------------------------------------------------------

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

Item 10 - Executive Compensation

Mr. Pierce received 12,500,000 shares of restricted common stock valued at $1,250 for services rendered to the Company in his capacity as president for the year ended December 31, 2004.

For the year ending December 31, 2004, Mr. Wu's contract called for cash or stock compensation in the amount of $52,500. Under that contract Mr. Wu was paid zero dollars in cash and the full balance due was accrued.

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

Item 11 - Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the stock ownership of each person known by the Company to be a beneficial owner of five percent (5%) or more of the Company's equity securities, each Director and executive officer individually and all Directors and Officers of the Company as a group. Each person has sole voting and investment power with respect to the shares shown unless otherwise indicated. As of December 31, 2004, there were 111,074,056 shares issued and outstanding.

Name & Address

Class

Amount Shares

of Beneficial Owner

Owned

Owned Beneficially

% of Class

---------------------------------------------------------------------------------------------------------------------------

Abraham Pierce

Common

 12,500,000

    11.25%

162 M Homestead Street

Manchester, CT 06040

Daniel E. Charboneau

Common

30,116,387

   27.1%

215 Central Park Ave.

Hartsdale, NY 10530

John Jiann-Shong Wu

Common

21,400,000

   19.3%

21 Street, 6 Fl, No.211

Chung-Cheng 4 Road

Kaoshiung, Taiwan

--------------------------------------------------------------------------------------------------------------------------

Total Shares of Officers and

51,516,387

  11.25%

 Directors as a Group

There are no arrangements either presently or planned that will results in a change of control of the Company.

Item 12 - Certain Relationships and Related Transactions

The Company was indebted to officers/stockholders in the amount of $636,743 as of December 31, 2004, which includes $424,281 for unpaid salary, $58,200 for research and development expenses, as discussed below, and $154,262 for merchandise purchases and expenses advanced on behalf of the Company. There is also $167,950 owed to Advanced Data Information Corporation (“ADI”), a Taiwan corporation owned by a director/stockholder of the Company for purchases made by the Company. There are no specific terms for repayment. The amounts due are convertible into shares of stock at the discretion of the Company at $.10 per share.

The Company has no office and paid no rent for the years ended December 31, 2004 and 2003, respectively.

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

(Inception to December 31, 2004)

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

Audit Fees

The aggregate fees billed by the authorized independent public accountants for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-KSB for 2004 and 2003 were $4,500 and 8,000  respectively, net of expenses.

Audit-Related Fees

There were no other fees billed by the authorized independent public accountants during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

The aggregate fees billed by the authorized independent public accountants during the last two fiscal years for professional services rendered by the authorized independent public accountants for tax compliance for 2004 and 2003 were $250 and $250, respectively.

All Other Fees

There were no other fees billed by the authorized independent public accountants during the last two fiscal years for products and services provided by authorized independent public accountants.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized on April 14, 2005.

FoneCash, Inc.

By:/s/ Abraham Pierce

-------------------------------

Abraham Pierce

President and Chief Executive Officer