Form 10QSB
period 2005-03-31
FONECASH INC
filed 2005-05-23
CIK 1082594

OMB APPROVAL
OMB Number: 3235-0416 Expires: February 28, 2006 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended March 31, 2005

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                        Yes [X]   No [  ]

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13,or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.                            Yes [X]   No [  ]

   The number of outstanding shares of the registrant's Common Stock, par value $.0001 per share, was 104,057,669 on March 31, 2005.

SEC 2334 (8-03)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the  form displays a currently valid OMB control number.

1

FoneCash, Inc.

Quarterly Report on Form 10-QSB

For the Quarter Ended on March 31, 2005

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

               Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004

3

               Consolidated Statement of Operations for the Period Ending March 31, 2005

4

               Consolidated Statement of Stockholders' Equity For the Period August 7, 1997 (Inception)

5

                    to March 31, 2005

               Consolidated Statement of Cash Flows for the Period Ending March 31, 2005

8

               Notes to Consolidated Financial Statements

9

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

11

Item 3.  Controls and Procedures

12

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

13

Item 2.  Changes in Securities and Use of Proceeds

13

Item 3.  Defaults Upon Senior Securities

13

Item 4.  Submission of Matters to a Vote of Security Holders

13

Item 5.  Other Information

13

Item 6.  Exhibits

13

SIGNATURES

14

CERTIFICATION

15

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FONECASH, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS

	March 31,	December 31,
	2005	2004

Current assets:
Cash	$62	$1,192
Loan receivable	1,200	1,200
Total Current Assets	1,262	2,392

Total Assets	$1,262	$2,392

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$475,227	$456,166
Due to officer/stockholder	636,743	636,743
Notes payable	287,881	295,881
Total Current Liabilities	1,399,851	1,388,790

Contingencies

Stockholders' deficit :
Preferred stock; $.0001 par value; authorized -
10,000,000 shares; issued - none	--	--
Common stock; $.0001 par value; authorized -
500,000,000 shares; issued and outstanding -
104,057,669 shares in 2005 and 111,074,056 in 2004	10,406	11,107
Additional paid-in capital	4,422,104	4,410,353
Treasury stock, 500 shares at cost	(1,500)	(1,500)
Deficit accumulated during the development stage	(5,829,599)	(5,806,358)
Total Stockholders' (Deficit)	(1,398,589)	(1,386,398)

Total Liabilities and Stockholders' (Deficit)	$1,262	$2,392

The accompanying notes are an integral part of these financial statements.

FONECASH, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations

	Three	Three	Aug. 7, 1997
	Months Ended	Months Ended	(Inception) to
	March 31,	March 31,	March 31,
	2005	2004	2005

Revenue:
Sales	$--	$--	$10,840
Cost of sales	--	--	5,662
Gross profit	--	--	5,178
Interest income	--	--	5,257

Total revenue	--	--	10,435

Costs and expenses:
Depreciation	--	--	210,426
Amortization	--	--	4,118
Research and development, related party	--	--	432,256
Officer's compensation	1,250	26,250	1,138,320
Impairment of investment in related party	--	--	50,000
Impairment of investment in subsidiaries	--	--	450,000
Loss on disposition of assets	--	--	11,449
SEC litigation settlement	--	--	110,977
General and administrative	21,991	3,599	3,432,488
	23,241	29,849	5,840,034

Net loss	$(23,241)	$(29,849)	$(5,829,599)

Basic and diluted loss per common share	$(.00)	$(.00)

Weighted average common shares outstanding	93,252,202	98,574,056

The accompanying notes are an integral part of these financial statements.

FONECASH, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity
For the Period August 7, 1997 (Inception) to March 31, 2005
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

The accompanying notes are an integral part of these financial statements.

FONECASH, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity
For the Period August 7, 1997 (Inception) to March 31, 2005
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

The accompanying notes are an integral part of these financial statements.

FONECASH, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity
For the Period August 7, 1997 (Inception) to March 31, 2005
						Deficit
						Accumulated
			Additional			During the
	Common Stock		Paid-in	Treasury Stock		Development
	Shares	Amount	Capital	Shares	Amount	Stage
Common stock issued for services,	17,000,000	1,700	15,300	-	-	-
valued at $.001 per share
Common stock issued as repayment of	23,000,000	2,300	20,700	-	-	-
related party debt
valued at $.001 per share
Net loss						(126,307)

Balances, December 31, 2003	98,574,056	9,857	4,410,353	500	(1,500)	(5,701,321)

Common stock issued for services,	12,500,000	1,250	-	-	-	-
valued at $.0001 per share
Net loss						(105,037)

Balances, December 31, 2004	111,074,056	11,107	4,410,353	500	(1,500)	(5,806,358)

Common stock issued for services,	12,500,000	1,250	-	-	-	-
valued at $.0001 per share
Common stock issued as repayment of	30,000,000	3,000	6,800	-	-	-
debt, valued at $.0003 per share
Common stock retired	(49,516,387)	(4,951)	4,951	-	-	-
Net loss for the period						(23,241)

Balances, March 31, 2005	104,057,669	$10,406	$4,422,104	500	$(1,500)	$(5,829,599)

The accompanying notes are an integral part of these financial statements.

FONECASH, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows

	Three	Three	Aug. 7, 1997
	Months Ended	Months Ended	(Inception) to
	March 31,	March 31,	March 31,
	2005	2004	2005
Cash flows from operating activities:
Net loss	$(23,241)	$(29,849)	$(5,829,599)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation	--	--	210,426
Amortization	--	--	4,118
Common stock issued for services	1,250	--	2,854,253
Common stock issued in acquisition of subsidiaries	--	--	450,000
Common stock issued to an officer in payment of debt	--	--	23,000
Notes issued for payment of expenses	--	--	41,280
Write-down of lost inventory	--	--	204,338
Write off uncollectible accounts	--	--	10,840
Loss on disposition of assets	--	--	11,449
Changes in assets and liabilities
Increase in accounts receivable	--	--	(10,840)
(Increase) decrease in inventory	--	--	(204,338)
(Increase) decrease in prepaid expenses	--	--	--
Increase in accounts payable	19,061	3,599	475,227
Net cash used in operating activities	(2,930)	(26,250)	(1,759,846)

Cash flows from investing activities:
Payments on notes receivable	--	--	(1,200)
Organization costs	--	--	(368)
Purchases of property and equipment	--	--	(220,625)
Acquisition of patent rights	--	--	(5,000)
Net cash used in investing activities	--	--	(227,193)

Cash flows from financing activities:
Proceeds from short-term debt	1,800	--	319,749
Repayment of short-term debt	--	--	(63,348)
Increase in amounts
due to an officer/stockholder	--	26,250	636,743
Purchase of treasury stock	--	--	(1,500)
Proceeds from sale of common stock	--	--	1,095,457
Net cash provided by financing activities	1,800	26,250	1,987,101
Net increase (decrease) in cash	(1,130)	--	62
Cash at beginning of period	1,192	--	--

Cash at end of period	$62	$--	$62

Supplemental Cash Flow Information:
Taxes paid	--	--
Interest paid	--	--
Short-term debt converted to common stock	9,800	--

The accompanying notes are an integral part of these financial statements.

FONECASH, INC. AND SUBSIDIARIES

(A Development Stage Company)

Form 10QSB

Quarter Ended March 31, 2005

Notes to Consolidated Financial Statements

Note 1 – Condensed Consolidated Financial Statements

Basis of Presentation

The accompanying interim unaudited consolidated financial statements include the accounts of FoneCash, Inc. and its subsidiaries which are hereafter referred to as (the "Company"). All intercompany accounts and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's report on Form 10-KSB for the year ended December 31, 2004.

Description of Business

The financial statements presented are those of FoneCash, Inc. and its subsidiaries, a development stage company (the “Company”).  The Company was incorporated under the laws of the State of Delaware on August 7, 1997.  The Company's activities during the three months ended March 31, 2005 have been primarily directed towards the raising of capital.  The Company’s initial business activity was to acquire the rights to market a patented electronic terminal that was to be used by retail merchants and in-home salespersons when payment was made with a credit or debit card.  Currently the Company is seeking a merger candidate.

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

FONECASH, INC. AND SUBSIDIARIES

(A Development Stage Company)

Form 10QSB

Quarter Ended March 31, 2005

Notes to Consolidated Financial Statements

Notes Payable

The company received an additional $1,800 proceeds for a note during the quarter ended March 31, 2005. That note was then converted into 30,000,000 shares of common stock.

Common Stock

Two former directors of the company returned 49,516,387 shares of stock to the company.

Subsequent Events

On May 11, 2005 the company changed its name to TotalMed, Inc.

On May 11, 2005 there was a reverse stock split of the common stock of the company on the basis of one share for each 20 shares outstanding with shareholders of record as of March 1, 2005. The total number of common shares outstanding as a result of the reverse stock split was 5,202,884.

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

The Company incurred operating losses of $(5,829,599) from Inception to March 31, 2005.  The Company expects its accumulated deficit to grow for the foreseeable future as total costs and expenses continue without any revenue or business activity.  There can be no assurances that the Company will locate a potential merger or acquisition candidate or that if such a candidate is located that management can successfully negotiate and consummate a business combination with any such entity.

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

The Company incurred an operating loss of $23,241 during the period ended March 31, 2005 compared to a loss of $29,849 during the same period in 2004. This decrease in the Company’s operating loss of $6,608 was attributable to a reduction of Officer’s compensation expenses.  The Company spent a total of $432,256 on Research and Development from Inception to March 31, 2005.  The Company expects its accumulated deficit to grow for the foreseeable future.

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

Results of Operation

General and administrative expenses during the period ending March 31, 2005 were $21,991 as compared to $3,599 for the same period in 2004, representing an increase of $18,392.  This increase was caused by the costs associated with maintaining the Company’s reporting status.

Balance Sheet Data

The Company's combined cash and cash equivalents totaled $ -0- for the period ending March 31, 2005. This is the same as at the end of the same period in 2004.

The Company does not expect to generate a positive internal cash flow for at least the next six months due to it having no current revenue generating activities.

Property and equipment was valued at $ –0- the period ending March 31, 2005 which is the same amount as in 2004 for the same period.

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

None.

Items 3.  Defaults upon Senior Securities

             None

Item 4.  Submission of Matters to a Vote of Security Holders

             During the period covered by this report, the majority of the Company’s shareholders voted to change the name of the Company to TotalMed, Inc. and to affect a reverse to the Company’s common stock on a 1 for 20 basis.  Both the name change and the stock reverse became effective on May 11, 2005.  Full details of these matters can be found in the Definitive 14 C which was filed on March 21, 2005.

Item 5.   Other Information

              None

Item  6.  Exhibits.

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

Date:    May 23, 2005

14