Form 10QSB
period 2005-06-30
FONECASH INC
filed 2005-08-22
CIK 1082594

OMB APPROVAL
OMB Number: 3235-0416 Expires: February 28, 2006 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended June 30, 2005

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934   For the transition period from _____to ______

Commission file number: 000-30536

TotalMed, Inc.

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                        Yes [X]   No [  ]

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13,or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.                            Yes [X]   No [  ]

   The number of outstanding shares of the registrant's Common Stock, par value $.0001 per share, was 5,202,890 on June 30, 2005.

SEC 2334 (8-03)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the  form displays a currently valid OMB control number.

TotalMed, Inc.

Quarterly Report on Form 10-QSB

For the Quarter Ended on June 30, 2005

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

               Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004

3

               Consolidated Statement of Operations for the Period Ending June 30, 2005

4

               Consolidated Statement of Stockholders' Equity for the Period August 7, 1997 (Inception)

5

                    to June 30, 2005

               Consolidated Statement of Cash Flows for the Period Ending June 30, 2005

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

13

Item 3.  Defaults Upon Senior Securities

13

Item 4.  Submission of Matters to a Vote of Security Holders

13

Item 5.  Other Information

13

Item 6.  Exhibits

13

SIGNATURES

14

CERTIFICATION

15

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

TOTALMED, INC. AND SUBSIDIARIES
(FORMERLY FONECASH, INC. AND SUBSIDIARIES)
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS

	June 30,	December 31,
	2005	2004

Current assets:
Cash	$54	$1,192
Loan receivable	--	1,200
Total Current Assets	54	2,392

Total Assets	$54	$2,392

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$480,155	$456,166
Due to officer/stockholder	636,743	636,743
Notes payable	291,381	295,881
Total Current Liabilities	1,408,279	1,388,790

Contingencies

Stockholders' deficit :
Preferred stock; $.0001 par value; authorized -
10,000,000 shares; issued – none	--	--
Common stock; $.0001 par value; authorized -
500,000,000 shares; issued and outstanding -
5,202,890 shares in 2005 and 5,553,704 in 2004	520	555
Additional paid-in capital	4,431,990	4,420,905
Treasury stock, 500 shares at cost	(1,500)	(1,500)
Deficit accumulated during the development stage	(5,839,235)	(5,806,358)
Total Stockholders' (Deficit)	(1,408,225)	(1,386,398)
Total Liabilities and Stockholders' (Deficit)	$54	$2,392

The accompanying notes are an integral part of these financial statements.

TOTALMED, INC. AND SUBSIDIARIES
(FORMERLY FONECASH, INC. AND SUBSIDIARIES)
(A Development Stage Company)
Consolidated Statements of Operations

	Six	Six	Aug. 7, 1997
	Months Ended	Months Ended	(Inception) to
	June 30,	June 30,	June 30,
	2005	2004	2005

Revenue:
Sales	$--	$--	$10,840
Cost of sales	--	--	5,662
Gross profit	--	--	5,178
Interest income	--	--	5,257

Total revenue	--	--	10,435

Costs and expenses:
Depreciation	--	--	210,426
Amortization	--	--	4,118
Research and development, related party	--	--	432,256
Officer's compensation	1,250	52,500	1,138,320
Impairment of investment in related party	--	--	50,000
Impairment of investment in subsidiaries	--	--	450,000
Loss on disposition of assets	--	--	11,449
SEC litigation settlement	--	--	110,977
General and administrative	31,627	7,204	3,442,124
	32,877	59,704	5,849,670

Net loss	$(32,877)	$(59,704)	$(5,839,235)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average common shares outstanding	4,934,244	4,928,704

The accompanying notes are an integral part of these financial statements.

TOTALMED, INC. AND SUBSIDIARIES (FORMERLY FONECASH, INC. AND SUBSIDIARIES)
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity
For the Period August 7, 1997 (Inception) to June 30, 2005
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

The accompanying notes are an integral part of these financial statements.

TOTALMED, INC. AND SUBSIDIARIES (FORMERLY FONECASH, INC. AND SUBSIDIARIES)
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity
For the Period August 7, 1997 (Inception) to June 30, 2005
						Deficit
						Accumulated
			Additional			During the
	Common Stock		Paid-in	Treasury Stock		Development
	Shares	Amount	Capital	Shares	Amount	Stage
Common stock issued for services,
valued at $.12 per share	6,959,708	696	858,080	-	-	-
Sale of common stock ($.017 per share)	1,087,976	109	17,891	-	-	-
Common stock issued in acquisition
of subsidiaries, valued at $.50 per share	900,000	90	449,910	-	-	-
Net loss						(1,878,498)
Balances, December 31, 2001	14,899,056	1,490	3,127,624	500	(1,500)	(3,717,847)
Sale of common stock ($.012 per share)	10,746,826	1,074	122,878	-	-	-
Common stock issued for services,
valued at $.03 per share	32,928,174	3,293	1,123,851	-	-	-
Net loss						(1,857,167)
RESTATED FROM THIS POINT FORWARD
Balances, December 31, 2002	2,928,704	293	4,379,917	500	(1,500)	(5,575,014)
Common stock issued for services,	850,000	85	16,915	-	-	-
valued at $.001 per share
Common stock issued as repayment of	1,150,000	115	22,885	-	-	-
related party debt
valued at $.001 per share
Net loss						(126,307)
Balances, December 31, 2003	4,928,704	493	4,419,717	500	(1,500)	(5,701,321)
Common stock issued for services,	625,000	63	1,188	-	-	-
valued at $.0001 per share
Net loss						(105,037)
Balances, December 31, 2004	5,553,704	555	4,420,905	500	(1,500)	(5,806,358)
Common stock issued for services,	625,000	63	1,188	-	-	-
valued at $.0001 per share
Common stock issued as repayment of	1,500,000	150	9,650	-	-	-
debt, valued at $.003 per share
Common stock retired	(2,475,819)	(248)	247	-	-	-
Additional shares due to stock split	6			-	-	-
Net loss for the period						(32,877)
Balances, June 30, 2005	5,202,890	$520	$4,431,990	500	$(1,500)	$(5,839,235)

The accompanying notes are an integral part of these financial statements.

TOTALMED, INC. AND SUBSIDIARIES
(FORMERLY FONECASH, INC. AND SUBSIDIARIES)
(A Development Stage Company)
Consolidated Statements of Cash Flows
	Six	Six	Aug. 7, 1997
	Months Ended	Months Ended	(Inception) to
	June 30,	June 30,	June 30,
	2005	2004	2005
Cash flows from operating activities:
Net loss	$(32,877)	$(59,704)	$(5,839,235)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation	--	--	210,426
Amortization	--	--	4,118
Common stock issued for services	1,250	--	2,854,253
Common stock issued in acquisition of subsidiaries	--	--	450,000
Common stock issued to an officer in payment of debt	--	--	23,000
Notes issued for payment of expenses	--	--	41,280
Write-down of lost inventory	--	--	204,338
Write off uncollectible accounts	--	--	10,840
Loss on disposition of assets	--	--	11,449
Changes in assets and liabilities
Increase in accounts receivable	--	--	(10,840)
(Increase) decrease in inventory	--	--	(204,338)
(Increase) decrease in prepaid expenses	--	--	--
Increase in accounts payable	23,989	7,204	480,155
Net cash used in operating activities	(7,638)	(52,500)	(1,764,554)

Cash flows from investing activities:
Payments on notes receivable	--	--	(1,200)
Repayments on notes receivable	1,200	--	1,200
Organization costs	--	--	(368)
Purchases of property and equipment	--	--	(220,625)
Acquisition of patent rights	--	--	(5,000)
Net cash provided by (used in) investing activities	1,200	--	(225,993)

Cash flows from financing activities:
Proceeds from short-term debt	5,300	--	323,249
Repayment of short-term debt	--	--	(63,348)
Increase in amounts
due to an officer/stockholder	--	52,500	636,743
Purchase of treasury stock	--	--	(1,500)
Proceeds from sale of common stock	--	--	1,095,457
Net cash provided by financing activities	5,300	52,500	1,990,601

Net increase (decrease) in cash	(1,138)	--	54
Cash at beginning of period	1,192	--	--

Cash at end of period	$54	$--	$54

Supplemental Cash Flow Information:
Taxes paid	--	--
Interest paid	--	--
Short-term debt converted to common stock	9,800	--

The accompanying notes are an integral part of these financial statements.

TOTALMED, INC. AND SUBSIDIARIES

(FORMERLY FONECASH, INC. AND SUBSIDIARIES)

(A Development Stage Company)

Form 10QSB

Quarter Ended June 30, 2005

Notes to Consolidated Financial Statements

Note 1 – Condensed Consolidated Financial Statements

Basis of Presentation

The accompanying interim unaudited consolidated financial statements include the accounts of TotalMed, Inc. and its subsidiaries which are hereafter referred to as (the "Company"). All intercompany accounts and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's report on Form 10-KSB for the year ended December 31, 2004.

Description of Business

The financial statements presented are those of TotalMed, Inc. and its subsidiaries, a development stage company (the “Company”).  The Company was incorporated under the laws of the State of Delaware on August 7, 1997.  The Company's activities during the six months ended June 30, 2005 have been primarily directed towards the raising of capital.  The Company’s initial business activity was to acquire the rights to market a patented electronic terminal that was to be used by retail merchants and in-home salespersons when payment was made with a credit or debit card.  Currently the Company is seeking a merger candidate.

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

Loss Per Common Share

Loss per common share is computed by dividing the net loss by the weighted average shares outstanding during the period. The 2004 weighted average shares outstanding were restated to reflect the reverse stock split.

TOTALMED, INC. AND SUBSIDIARIES

(FORMERLY FONECASH, INC. AND SUBSIDIARIES)

(A Development Stage Company)

Form 10QSB

Quarter Ended June 30, 2005

Notes to Consolidated Financial Statements

Notes Payable

The Company received an additional $1,800 proceeds for a note during the quarter ended March 31, 2005. That note was then converted into 30,000,000 shares of common stock.  The Company also received an additional $3,500 proceeds for a 6% demand note during the quarter ended June 30, 2005.

Common Stock

Two former directors of the company returned 49,516,387 shares of stock to the Company. On May 11, 2005 there was a reverse stock split of the common stock of the Company on the basis of one share for each 20 shares outstanding with shareholders of record as of March 1, 2005.  The number of common shares outstanding as a result of the reverse stock split was 5,202,890.  The December 31, 2004 Common Stock and Additional Paid in Capital balances were restated to reflect the reverse stock split.

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

TotalMed, Inc., f/k/a Fonecash, Inc. (the "Company") was incorporated under the laws of the State of Delaware on August 7, 1997 and is in its development stage.  On May 11, 2005, the Company changed its name from FoneCash, Inc. to TotalMed, Inc. The Company currently has no ongoing business operation and is actively seeking a potential merger or acquisition candidate.  The Company has not yet found such a candidate and as of this date no negotiations have been conducted with any potential candidate.

The Company incurred operating losses of $(5,839,235) from Inception to June 30, 2005.  The Company expects its accumulated deficit to grow for the foreseeable future as total costs and expenses continue without any revenue or business activity.  There can be no assurances that the Company will locate a potential merger or acquisition candidate or that if such a candidate is located that management can successfully negotiate and consummate a business combination with any such entity.

General

TotalMed, Inc. f/k/a Fonecash, Inc. (the "Company") was incorporated under the laws of the State of Delaware on August 7, 1997.  During the fourth quarter of December 2002, the Company began to wind down its operations. This occurred because of management’s inability to raise sufficient funds to finance the continued development of the Company’s business plan.

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

The Company incurred an operating loss of $ 32,877 during the period ended June 30, 2005 compared to a loss of $59,704 during the same period in 2004. This decrease in the Company’s operating loss of $26,827 was attributable to a reduction of Officer’s compensation expenses.  The Company spent a total of $432,256 on Research and Development from Inception to June 30, 2005.  The Company expects its accumulated deficit to grow for the foreseeable future.

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

Results of Operation

General and administrative expenses during the period ending June 30, 2005 were $31,627 as compared to $7,204 for the same period in 2004, representing an increase of $24,423.  This increase was caused by the costs associated with maintaining the Company’s reporting status.

Balance Sheet Data

The Company's combined cash and cash equivalents totaled $ 54 for the period ending June 30, 2005 compared to $ - 0 - the same period in 2004.

The Company does not expect to generate a positive internal cash flow for at least the next six months due to it having no current revenue generating activities.

Property and equipment was valued at $ –0- the period ending June 30, 2005 which is the same amount as in 2004 for the same period.

Item 3. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the principal executive officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. As such no changes were made in controls and procedures.

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

Item 2.  Changes in Securities

On May 11, 2005 the Company conducted a reverse split of its common stock at a rate of 1 share of post split stock for 20 shares of pre split stock.

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

TotalMed, Inc

By:      /s/ Abraham Pierce

         ---------------------------------------------------------

         Abraham Pierce, Chairman/CEO

Date:    August 22, 2005

13