Form 10QSB
period 2005-09-30
TOTALMED INC
filed 2005-11-18
CIK 1082594

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]   No [  ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)  [X] Yes [ ] No

The number of outstanding shares of the registrant's Common Stock, par value $.0001 per share, was 5,202,890 on September 30, 2005.

Transitional Small Business Disclosure format (check one):  Yes [  ]  No [X]

SEC 2334 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control number.

TotalMed, Inc.

Quarterly Report on Form 10-QSB

For the Quarter Ended on September 30, 2005

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

               Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004

3

               Consolidated Statement of Operations for the Period Ending September 30, 2005

4

               Consolidated Statement of Stockholders' Equity for the Period August 7, 1997 (Inception)

5

                    to September 30, 2005

               Consolidated Statement of Cash Flows for the Period Ending September 30, 2005

7

               Notes to Consolidated Financial Statements

8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

10

Item 3.  Controls and Procedures

11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

12

Item 2.  Changes in Securities and Use of Proceeds

12

Item 3.  Defaults Upon Senior Securities

12

Item 4.  Submission of Matters to a Vote of Security Holders

12

Item 5.  Other Information

12

Item 6.  Exhibits

12

SIGNATURES

13

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

TOTALMED, INC. AND SUBSIDIARIES
(FORMERLY FONECASH, INC. AND SUBSIDIARIES)
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS

	September 30,	December 31,
	2005	2004
Current assets:
Cash	$47	$1,192
Loan receivable	--	1,200
Total Current Assets	47	2,392

Total Assets	$47	$2,392

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$489,856	$456,166
Due to officer/stockholder	636,743	636,743
Notes payable	292,981	295,881
Total Current Liabilities	1,419,580	1,388,790

Stockholders' deficit :
Preferred stock; $.0001 par value; authorized -
10,000,000 shares; issued - none	--	--
Common stock; $.0001 par value; authorized -
500,000,000 shares; issued and outstanding -
5,202,890 shares in 2005 and 5,553,704 in 2004	520	555
Additional paid-in capital	4,431,990	4,420,905
Treasury stock, 500 shares at cost	(1,500)	(1,500)
Deficit accumulated during the development stage	(5,850,543)	(5,806,358)
Total Stockholders' (Deficit)	(1,419,533)	(1,386,398)
Total Liabilities and Stockholders' (Deficit)	$47	$2,392

The accompanying note is an integral part of these financial statements.

TOTALMED, INC. AND SUBSIDIARIES
(FORMERLY FONECASH, INC. AND SUBSIDIARIES)
(A Development Stage Company)
Consolidated Statements of Operations

	Three Months		Nine Months		Aug. 7, 1997
	Ended		Ended		(Inception) to
	September 30,		September 30,		September 30,
	2005	2004	2005	2004	2005
Revenue:
Sales	$--	$--	$--	$--	$10,840
Cost of sales	--	--	--	--	5,662
Gross profit	--	--	--	--	5,178
Interest income	--	--	--	--	5,257
Total revenue	--	--	--	--	10,435
Costs and expenses:
Depreciation	--	--	--	--	210,426
Amortization	--	--	--	--	4,118
Research and development, related party	--	--	--	--	432,256
Officer's compensation	--	--	1,250	52,500	1,138,320
Impairment of investment in related party	--	--	--	--	50,000
Impairment of investment in subsidiaries	--	--	--	--	450,000
Loss on disposition of assets	--		--	--	11,449
SEC litigation settlement	--		--	--	110,977
General and administrative	11,308	11,620	42,935	18,824	3,453,432
	11,308	11,620	44,185	71,324	5,860,978
Net loss	$(11,308)	$(11,620)	$(44,185)	$(71,324)	$(5,850,543)

Basic and diluted loss per common share	$(0.002)	$(0.002)	$(0.009)	$(0.014)
Weighted average common shares outstanding	5,202,890	4,928,704	5,024,122	4,928,704

The accompanying note is an integral part of these financial statements.

TOTALMED, INC. AND SUBSIDIARIES (FORMERLY FONECASH, INC. AND SUBSIDIARIES)
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity
For the Period August 7, 1997 (Inception) to September 30, 2005
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

The accompanying note is an integral part of these financial statements.

TOTALMED, INC. AND SUBSIDIARIES (FORMERLY FONECASH, INC. AND SUBSIDIARIES)
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity
For the Period August 7, 1997 (Inception) to September 30, 2005
						Deficit
						Accumulated
			Additional			During the
	Common Stock		Paid-in	Treasury Stock		Development
	Shares	Amount	Capital	Shares	Amount	Stage
Common stock issued for services,
valued at $.12 per share	6,959,708	696	858,080	-	-	-
Sale of common stock ($.017 per share)	1,087,976	109	17,891	-	-	-
Common stock issued in acquisition
of subsidiaries, valued at $.50 per share	900,000	90	449,910	-	-	-
Net loss						(1,878,498)
Balances, December 31, 2001	14,899,056	1,490	3,127,624	500	(1,500)	(3,717,847)
Sale of common stock ($.012 per share)	10,746,826	1,074	122,878	-	-	-
Common stock issued for services,
valued at $.03 per share	32,928,174	3,293	1,123,851	-	-	-
Net loss						(1,857,167)
RESTATED FROM THIS POINT FORWARD
Balances, December 31, 2002	2,928,704	293	4,379,917	500	(1,500)	(5,575,014)
Common stock issued for services,	850,000	85	16,915	-	-	-
valued at $.001 per share
Common stock issued as repayment of	1,150,000	115	22,885	-	-	-
related party debt
valued at $.001 per share
Net loss						(126,307)
Balances, December 31, 2003	4,928,704	493	4,419,717	500	(1,500)	(5,701,321)
Common stock issued for services,	625,000	63	1,188	-	-	-
valued at $.0001 per share
Net loss						(105,037)
Balances, December 31, 2004	5,553,704	555	4,420,905	500	(1,500)	(5,806,358)
Common stock issued for services,	625,000	63	1,188	-	-	-
valued at $.0001 per share
Common stock issued as repayment of	1,500,000	150	9,650	-	-	-
debt, valued at $.003 per share
Common stock retired	(2,475,819)	(248)	247	-	-	-
Additional shares due to stock split	6			-	-	-
Net loss for the period						(44,185)
Balances, September 30, 2005	5,202,890	$520	$4,431,990	500	$(1,500)	$(5,850,543)

The accompanying note is an integral part of these financial statements.

TOTALMED, INC. AND SUBSIDIARIES
(FORMERLY FONECASH, INC. AND SUBSIDIARIES)
(A Development Stage Company)
Consolidated Statements of Cash Flows

	Nine	Nine	Aug. 7, 1997
	Months Ended	Months Ended	(Inception) to
	September 30,	September 30,	September 30,
	2005	2004	2005
Cash flows from operating activities:
Net loss	$(44,185)	$(71,324)	$(5,850,543)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation	--	--	210,426
Amortization	--	--	4,118
Common stock issued for services	1,250	--	2,854,253
Common stock issued in acquisition of subsidiaries	--	--	450,000
Common stock issued to an officer in payment of debt	--	--	23,000
Notes issued for payment of expenses	--	--	41,280
Write-down of lost inventory	--	--	204,338
Write off uncollectible accounts	--	--	10,840
Loss on disposition of assets	--	--	11,449
Changes in assets and liabilities
Increase in accounts receivable	--	--	(10,840)
(Increase) decrease in inventory	--	--	(204,338)
Increase in accounts payable	33,690	3,796	489,856
Net cash used in operating activities	(9,245)	(67,528)	(1,766,161)

Cash flows from investing activities:
Payments on notes receivable	--	--	(1,200)
Repayments on notes receivable	1,200	--	1,200
Organization costs	--	--	(368)
Purchases of property and equipment	--	--	(220,625)
Acquisition of patent rights	--	--	(5,000)
Net cash provided by (used in) investing activities	1,200	--	(225,993)

Cash flows from financing activities:
Proceeds from short-term debt	6,900	30,000	324,849
Repayment of short-term debt	--	--	(63,348)
Increase in amounts
due to an officer/stockholder	--	52,500	636,743
Purchase of treasury stock	--	--	(1,500)
Proceeds from sale of common stock	--	--	1,095,457
Net cash provided by financing activities	6,900	82,500	1,992,201

Net increase (decrease) in cash	(1,145)	14,972	47
Cash at beginning of period	1,192	--	--
Cash at end of period	$47	$14,972	$47

The accompanying note is an integral part of these financial statements.

TOTALMED, INC. AND SUBSIDIARIES

(A Development Stage Company)

Form 10QSB

Quarter Ended September 30, 2005

Note to Consolidated Financial Statements

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

Description of Business

The financial statements presented are those of TotalMed, Inc. and its subsidiaries, a development stage company (the “Company”).  The Company was incorporated under the laws of the State of Delaware on August 7, 1997.  The Company's activities during the nine months ended September 30, 2005 have been primarily directed towards the raising of capital.  The Company’s initial business activity was to acquire the rights to market a patented electronic terminal that was to be used by retail merchants and in-home salespersons when payment was made with a credit or debit card.  Currently the Company is seeking a merger candidate.

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

TOTALMED, INC. AND SUBSIDIARIES

(A Development Stage Company)

Form 10QSB

Quarter Ended September 30, 2005

Note to Consolidated Financial Statements

Notes Payable

The Company received an additional $1,800 proceeds for a note during the quarter ended March 31, 2005. That note was then converted into 30,000,000 shares of common stock.  The Company also received an additional $1,600 and $3,500 proceeds for a 6% demand note during the quarters ended September 30, 2005 and June 30, 2005, respectively.

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

The Company incurred operating losses of $(5,850,543) from inception to September 30, 2005.  The Company expects its accumulated deficit to grow for the foreseeable future as total costs and expenses continue without any revenue or business activity.  There can be no assurances that the Company will locate a potential merger or acquisition candidate or that if such a candidate is located that management can successfully negotiate and consummate a business combination with any such entity.

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

The Company incurred an operating loss of $11,308 during the three month period ended September 30, 2005 compared to a loss of $11,620 during the same period in 2004.  The Company incurred an operating loss of $44,185 during the nine month period ended September 30, 2005 compared to a loss of $71,324 during the same period in 2004.  This decrease in the Company’s operating loss of $27,139 was attributable to a reduction of Officer’s compensation expenses of $51,250 and an increase in General and Administrative expense of $24,111 which was caused by the increased expense of reestablishing the company’s reporting status.  The Company spent a total of $432,256 on Research and Development from Inception to September 30, 2005.  The Company expects its accumulated deficit to grow for the foreseeable future.

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

The Company has never operated under name other than as reported above, nor has it ever been involved with any bankruptcy, receivership or similar proceeding or engaged in any material reclassification, merger, consolidation, or purchase or sale of assets.

Results of Operation

General and administrative expenses during the three month period ending September 30, 2005 were $11,308 as compared to $11,620 for the same period in 2004.

General and administrative expenses during the nine month period ending September 30, 2005 were $42,935 as compared to $18,824 for the same period in 2004, representing an increase of $24,111.  This increase was caused by the costs associated with maintaining the Company’s reporting status.

Balance Sheet Data

The Company's combined cash and cash equivalents totaled $ 47 for the period ending September 30, 2005 compared to $1,192 the same period in 2004.  This decrease was attributable to the Company having increased expenses.

The Company does not expect to generate a positive internal cash flow for at least the next six months due to it having no current revenue generating activities.

Property and equipment was valued at $0 the period ending September 30, 2005 which is the same amount as in 2004 for the same period.

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

None

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

Date:    November 16, 2005

13