Form 10KSB
period 2005-12-31
TOTALMED INC
filed 2006-03-31
CIK 1082594

    OMB APPROVAL

OMB Number: 3235-0420

Expires: March 31, 2007

Estimated average burden

 hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20546

FORM 10-KSB

GENERAL FORM FOR REGISTRATION OF SECURITIES OF

Small Business Issuers

Under Section 12(b) or 12(g) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2005

TOTALMED, INC

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

Number of shares of Common Stock outstanding at March 31, 2006: 8,244,041

SEC 2337 (11-04)	Persons who potentially are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

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

7

Item 7  Financial Statements

7

Item 8  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

21

Item 8a Controls and Procedures

21

Item 8b Other Information

21

PART III

Item 9  Directors, Executive Officers, Promoters and Control Persons

21

Item 10 Executive Compensation

23

Item 11 Security Ownership of Certain Beneficial Owners and Management

23

Item 12 Certain Relationships and related Transactions

24

Item 13 Exhibits

25

Item 14 Principal Accountant Fees and Services

26

Signatures

27

Certifications

PART I

Item 1 -Business

TotalMed, Inc. (f/k/a Fonecash, Inc.) (the "Company") was incorporated under the laws of the State of Delaware on August 7, 1997. We changed our name to TotalMed, Inc. on May 11, 2005. During the fourth quarter of December 2002, the Company began to wind down its operations. This occurred because of management’s inability to raise sufficient funds to finance the continued development of the Company’s business plan.

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

The Company incurred operating losses of $55,512 during 2005. The Company spent a total of $432,256 on Research and Development from Inception to December 31, 2005. The Company expects its accumulated deficit to grow for the foreseeable future.

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

Employees

The Company has one full time employee.

Sources of Revenues

From inception through December 31, 2005, the Company had revenue of $ 10,840 from sale of its products.  Currently we have no source of revenue. If the Company can locate, negotiate and acquire a merger candidate revenue could potentially come from the merger candidates’ business operation.

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

The Company has Incurred Losses and Expects Future Losses

The Company has experienced operating losses in each period since inception and expects to incur losses in the future. On December 31, 2005, the Company had an accumulated deficit of $5,861,870. The Company expects to increase its operating expenses. As a result, the Company will need to achieve revenues and profits. The Company's failure to achieve revenues would seriously harm the Company's business and operating results. In fact, the Company may not have any revenue growth.

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

Future Sales of Shares Could Affect the Company's Stock Price

If the Company's stockholders sell substantial amounts of the Company's common stock in the public market, the market price of the Company's common stock could fall. Of the Company's outstanding common stock as of December 31, 2005, 19% is eligible for sale in the public market immediately.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter. However, the Company did file notification that the majority of shares entitled to vote, did vote on March 3, 2005, to amend the Certificate of Incorporation of the Company to change the name of the Company to TotalMed, Inc. and to affect a reverse split on the common stock of the Company on a 1 for 20 basis.  This was effective on May 11, 2005.

PART II

Item 5 Market for the Registrant's Common Equity and Related Stockholder Matters.

The Company's common stock has traded on the OTC Bulletin Board under the symbol "FCSH" since July 3, 2000. The following table sets forth the high and low closing prices for the common stock for the periods indicated:

  High

  Low

-------------------------------------------------------------------------------------------------------------

2005

 Fourth Quarter

$0.0001

$0.0001

 Third Quarter

$0.001

$0.0001

 Second Quarter

$0.06

$0.002

 First Quarter

$0.04

$0.002

2004

 Fourth Quarter

$0.0001

$0.0001

 Third Quarter

$0.0002

$0.0001

 Second Quarter

$0.005

$0.0001

 First Quarter

$0.003

$0.0001

As of December 31, 2005 there were approximately 207 holders of record of the common stock. On December 31, 2005, the closing sales price of the Company's common stock was $0.0001 per share.

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

The Company's transfer agent is Manhattan Transfer Registrar Co., P.O. Box 361, Holbrook, New York 11741, (631) 585-7341.

Recent Sales of Unregistered Securities

During the period ended March 30, 2006 the Company issued 2,850,000 shares in partial conversion of various notes payable to several non-affiliated individuals.

During the period ended March 31, 2005, the Company issued 42,500,000 shares of stock to two (2) people/entities.  This included 12,500,000 shares that were issued to our President for services valued at $1,250 and 30,000,000 shares issued in conversion of a demand note payable of $9,800. These shares were issued pursuant to Section 4 (2).

During the period ended December 31, 2004, the Company issued 12,500,000 shares to it President and sole officer in lieu of cash compensation.  This issuance was valued at $0.0001 per share or $1,250.

During the period ended December 31, 2003, the Company issued 40,000,000 shares to its two officers in lieu of cash compensation.  This issuance was valued at $0.001 per share or $40,000. These shares were issued pursuant to Section 4 (2).

Item 6 - Management's Discussion and Analysis of Financial Condition and Plan of Operation

General

The Company has had revenues of $10,840 since its inception in August 1997 due to the fact that the Company is in the development stage mode for eight years. The Company had a net loss of $5,861,870 since inception to December 31, 2004. All depreciable assets were written down to $ -0- because such assets would no longer provide a future benefit to the Company. The Company expects its accumulated deficit to grow for the foreseeable future.

For the period ending December 31, 2005 general and administrative expenses were $54,262 as compared to $51,287 for the same period in 2004, representing an increase of $2,975. The increase during the period ending December 31, 2005 was primarily due to the costs associated with the Company maintaining its SEC reporting obligations.

The Company's combined cash and cash equivalents totaled $ 17 for the period ended December 31, 2005 compared to $ 1,192 for the period ending December 31, 2004.

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
Parsippany, NJ 07054

TELEPHONE: (201) 406-5733
FACSIMILE: (973) 887-9103

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

To the Board of Directors and Stockholders
TotalMed, Inc.
Manchester, Connecticut

I have audited the accompanying consolidated balance sheets of TotalMed, Inc. (a Delaware corporation in the development stage) and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended and for the period August 7, 1997 (inception) to December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TotalMed, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended and from August 7, 1997 (inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Michael F. Albanese, CPA
Michael F. Albanese, CPA

Parsippany, New Jersey
March 30, 2006

TOTALMED, INC. AND SUBSIDIARIES
FORMERLY FONECASH, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
		*Restated
	December 31,	December 31,
	2005	2004

Current assets:
Cash	$17	$1,192
Loan receivable	--	1,200
Total Current Assets	17	2,392

Total Assets	$17	$2,392

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$491,603	$456,166
Due to former officer/stockholder	636,743	636,743
Notes payable	302,531	295,881
Total Current Liabilities	1,430,877	1,388,790

Contingencies

Stockholders' deficit :
Preferred stock; $.0001 par value; authorized -
10,000,000 shares; issued - none	--	--
Common stock; $.0001 par value; authorized -
500,000,000 shares; issued and outstanding -
5,202,890 shares in 2005 and 5,553,704 in 2004	520	555
Additional paid-in capital	4,431,990	4,420,905
Treasury stock, 500 shares at cost	(1,500)	(1,500)
Deficit accumulated during the development stage	(5,861,870)	(5,806,358)
Total Stockholders' (Deficit)	(1,430,860)	(1,386,398)

Total Liabilities and Stockholders' (Deficit)	$17	$2,392

The accompanying notes are an integral part of these statements.

TOTALMED, INC. AND SUBSIDIARIES
FORMERLY FONECASH, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations

		*Restated	Aug. 7, 1997
	Year Ended	Year Ended	(Inception) to
	December 31,	December 31,	December 31,
	2005	2004	2005

Revenue:
Sales	$--	$--	$10,840
Cost of sales	--	--	5,662
Gross profit	--	--	5,178
Interest income	--	--	5,257

Total revenue	--	--	10,435

Costs and expenses:
Depreciation	--	--	210,426
Amortization	--	--	4,118
Research and development, related party	--	--	432,256
Officer's compensation	1,250	53,750	1,138,320
Impairment of investment in related party	--	--	50,000
Impairment of investment in subsidiaries	--	--	450,000
Loss on disposition of assets	--	--	11,449
SEC litigation settlement	--	--	110,977
General and administrative	54,262	51,287	3,464,759
	55,512	105,037	5,872,305

Net loss	$(55,512)	$(105,037)	$(5,861,870)

Basic and diluted loss per common share	$(.01)	$(.02)

Weighted average common shares outstanding	5,069,671	5,051,655

The accompanying notes are an integral part of these statements.

TOTALMED, INC. AND SUBSIDIARIES
FORMERLY FONECASH, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity
For the Period August 7, 1997 (Inception) to December 31, 2005
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

The accompanying notes are an integral part of these statements.

TOTALMED, INC. AND SUBSIDIARIES
FORMERLY FONECASH, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity
For the Period August 7, 1997 (Inception) to December 31, 2005
						Deficit
						Accumulated
			Additional			During the
	Common Stock		Paid-in	Treasury Stock		Development
	Shares	Amount	Capital	Shares	Amount	Stage

Balances, December 31, 2000	5,951,372	595	1,801,743	500	(1,500)	(1,839,349)
Common stock issued for services,
valued at $.12 per share	6,959,708	696	858,080	-	-	-
Sale of common stock ($.017 per share)	1,087,976	109	17,891	-	-	-
Common stock issued in acquisition
of subsidiaries, valued at $.50 per share	900,000	90	449,910	-	-	-
Net loss						(1,878,498)
Balances, December 31, 2001	14,899,056	1,490	3,127,624	500	(1,500)	(3,717,847)
Sale of common stock ($.012 per share)	10,746,826	1,074	122,878	-	-	-
Common stock issued for services,
valued at $.03 per share	32,928,174	3,293	1,123,851	-	-	-
Net loss						(1,857,167)
RESTATED FROM THIS POINT FORWARD
Balances, December 31, 2002	2,928,704	293	4,379,917	500	(1,500)	(5,575,014)
Common stock issued for services,	850,000	85	16,915	-	-	-
valued at $.001 per share
Common stock issued as repayment of	1,150,000	115	22,885	-	-	-
related party debt
valued at $.001 per share
Net loss						(126,307)
Balances, December 31, 2003	4,928,704	493	4,419,717	500	(1,500)	(5,701,321)
Common stock issued for services,	625,000	63	1,188	-	-	-
valued at $.0001 per share
Net loss						(105,037)
Balances, December 31, 2004	5,553,704	555	4,420,905	500	(1,500)	(5,806,358)
Common stock issued for services,	625,000	63	1,188	-	-	-
valued at $.0001 per share
Common stock issued as repayment of	1,500,000	150	9,650	-	-	-
debt, valued at $.003 per share
Common stock retired	(2,475,819)	(248)	247	-	-	-
Additional shares due to stock split	6			-	-	-
Net loss						(55,512)
Balances, December 31, 2005	5,202,891	$520	$4,431,990	500	$(1,500)	$(5,861,870)

The accompanying notes are an integral part of these statements.

TOTALMED, INC. AND SUBSIDIARIES
FORMERLY FONECASH, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
		*Restated	Aug. 7, 1997
	Year Ended	Year Ended	(Inception) to
	December 31,	December 31,	December 31,
	2005	2004	2005
Cash flows from operating activities:
Net loss	$(55,512)	$(105,037)	$(5,861,870)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation	--	--	210,426
Amortization	--	--	4,118
Common stock issued for services	1,250	1,250	2,854,253
Common stock issued in acquisition of subsidiaries	--	--	450,000
Common stock issued to an officer in payment of debt	--	--	23,000
Notes issued for payment of expenses	6,250	--	47,530
Write-down of lost inventory	--	--	204,338
Write off uncollectible accounts	--	--	10,840
Loss on disposition of assets	--	--	11,449
Changes in assets and liabilities
Increase in accounts receivable	--	--	(10,840)
(Increase) decrease in inventory	--	--	(204,338)
Increase in accounts payable	35,437	10,679	491,603
Net cash used in operating activities	(12,575)	(93,108)	(1,769,491)
Cash flows from investing activities:
Payments on notes receivable	--	(1,200)	(1,200)
Repayments of notes receivable	1,200	--	1,200
Organization costs	--	--	(368)
Purchases of property and equipment	--	--	(220,625)
Acquisition of patent rights	--	--	(5,000)
Net cash provided by (used in) investing activities	1,200	(1,200)	(225,993)
Cash flows from financing activities:
Proceeds from short-term debt	10,200	43,000	328,149
Repayment of short-term debt	--	--	(63,348)
Increase in amounts
due to an officer/stockholder	--	52,500	636,743
Purchase of treasury stock	--	--	(1,500)
Proceeds from sale of common stock	--	--	1,095,457
Net cash provided by financing activities	10,200	95,500	1,995,501
Net increase (decrease) in cash	(1,175)	1,192	17
Cash at beginning of year	1,192	--	--
Cash at end of year	$17	$1,192	$17

Supplemental Cash Flow Information:
Short-term debt converted to stock	9,800	--

The accompanying notes are an integral part of these statements.

TOTALMED, INC. AND SUBSIDIARIES

(FORMERLY FONECASH, INC. AND SUBSIDIARIES)

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

The financial statements presented are those of TotalMed, Inc. and its subsidiaries, a development stage company (the “Company”). The Company was incorporated under the laws of the State of Delaware on August 7, 1997. The Company's activities during the year ended December 31, 2005 have been primarily directed towards the raising of capital. The Company’s business activity was to acquire the rights to market an electronic terminal that was to be used by retail merchants and in-home salespersons when payment was made with a credit or debit card. Currently the company is seeking a merger candidate.

The Company has limited operations and in accordance with Statement of Financial Accounting Standards No. 7 (SFAS #7), the Company is considered a development stage company.

Business Combination

On April 10, 2001, pursuant to an agreement with Richwoodland Profits Corporation (“RPC”) and Universal Venture Limited (“UVL”), each a British Virgin Island holding company, the Company has acquired all of the voting stock of four foreign companies that were wholly-owned by RPC and UVL in return for 900,000 shares of common stock of the Company, valued at $.50 per share. The companies acquired are start-up companies that have no assets, liabilities, revenue, expenses and results of operations. The investment in the companies has been reported entirely as goodwill, as there is no value in the companies. The four acquired companies are Universal Information Technology, (Hong Kong) Limited, a company which has developed a video compression technology for Internet and wireless applications; Firstech Ventures (Hong Kong) Limited, a company that locates engineering services for environmental projects in China, especially land fill projects, waste water and waste oil treatment facilities, and waste liner projects; Tech Unity Technology, (Hong Kong) Limited, which engages in gathering information and research about business opportunities in China for dissemination among U.S. and Australian bidders; and Fonecash.com (Hong Kong) Limited, a company engaged in the wireless processing of credit and debit cards for the mobile merchants. In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase business combination must meet to be recognized and reported apart from goodwill. The Company has adopted the provisions of Statement 141 in reporting the business combination. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but

TOTALMED, INC. AND SUBSIDIARIES

(FORMERLY FONECASH, INC. AND SUBSIDIARIES)

(A Development Stage Company)

Notes to Consolidated Financial Statements

Business Combination (Cont’d)

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

Fair Value of Financial Instruments

The fair value of the Company’s payables due to a former officer/stockholder is not practicable to estimate due to the related party nature of the underlying transactions and the indefinite payment terms.

Loss Per Common Share

Loss per common share is computed by dividing the net loss by the weighted average shares outstanding during the year.

TOTALMED, INC. AND SUBSIDIARIES

(FORMERLY FONECASH, INC. AND SUBSIDIARIES)

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 2 - Stockholders' Equity (Deficit)

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

On March 1, 2005, prior to the reverse stock split, the loan balance payable to Public Entity Acquisition Corp. (“PEAC”) of $9,800 then outstanding was converted to 30,000,000 shares of common stock of the Company, valued at $.0003 per share.

During the years ended December 31, 2005 and 2004, the Company had issued in each period, 12,500,000 shares of common stock to an officer for compensation, valued at $.0001 per share.

Dividends may be paid on outstanding shares as declared by the Board of Directors from time to time. Each share of common stock is entitled to one vote.

Stock Options

At December 31, 2001 the Company reserved and granted 800,000 shares of common stock for issuance in connection with the stock option plan at an exercise price of $.50 per share. No options have been exercised as of December 31, 2005.

Preferred Stock

No shares of the Company’s preferred stock have been issued or are outstanding. Dividends, voting rights and other terms, rights and preferences of the preferred shares have not been designated but may be designated by the Board of Directors from time to time.

Note 3 - Income Taxes

There is no provision for income taxes since the Company has incurred net operating losses. At December 31, 2005, the Company has net operating loss carryforwards which may be available to offset future taxable income through 2024 in the amount of $5,314,911. A deferred tax asset has not been recorded for the net operating loss carryforwards due to uncertainties as to the ultimate realization of the deferred tax asset. The tax returns of the Company have not been filed.

TOTALMED, INC. AND SUBSIDIARIES

(FORMERLY FONECASH, INC. AND SUBSIDIARIES)

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 4 – Loan Receivable

The Company provided a loan of $1,200 at a rate of 6% to International Commerce Development Corp. (“ICDC”) on October 25, 2004.  The loan was repaid on May 25, 2005.  Interest income has not been reported in the statements of operations for the years ended December 31, 2005 and 2004 due to its immateriality.

Note 5 – Notes Payable

Notes payable totaling $302,531 and $295,881 consisted of the following at December 31, 2005 and 2004, respectively:

Line of credit with Fleet Bank in the amount of $107,645, unsecured, guaranteed by the president of the Company, interest at 2.75% above prime, monthly payments equal to 2% of principal balance, was due November 2001. The Company is in default with respect to the terms of this note. Legal action has been taken by the bank as of the date of this report.

An SBA note payable in the amount of $6,492 to Habib American Bank, unsecured, interest at 2.75% above prime, payable at $1,604 per month including interest, was due September 1, 2002.

A demand note payable in the amount of $108,744 to J.P. Charboneau, son of former CEO, with interest at 8% (consists primarily of credit card charges).

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

Four demand notes payable totaling $14,650 to Public Entity Acquisition Corp. (“PEAC”), unsecured, with interest at 6%, due at various dates in 2006.

Interest expense on notes payable of $25,595 and $20,149 was charged to operations for the years ended December 31, 2005 and 2004, respectively.

These notes payable, excluding Habib Bank and Fleet Bank, are convertible into stock of the Company at the discretion of the Company. At December 31, 2005, the conversion rate was $0.10 per share.  On January 16, 2006 the Board of Directors of the Company voted to reduce the conversion rat of these notes payable to $0.02 per share.

TOTALMED, INC. AND SUBSIDIARIES

(FORMERLY FONECASH, INC. AND SUBSIDIARIES)

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 6 - Going Concern

The Company’s consolidated financial statements have been prepared in conformity with principles of accounting applicable to a going concern. These principles contemplate the realization of assets and liquidation of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company has incurred significant net Losses and as of December 31, 2005, reflects a deficit accumulated during the development stage of $5,861,870. The Company has not commenced its planned principal operations. The Company’s continued existence is dependent on its ability to generate sufficient cash flow or raise additional capital to meet its obligations on a timely basis. The Company has been exploring sources to obtain additional equity or debt financing. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. Accordingly, the Company’s continuation as a going concern is in substantial doubt and the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence.

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

TOTALMED, INC. AND SUBSIDIARIES

(FORMERLY FONECASH, INC. AND SUBSIDIARIES)

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 8 - Related Party Transactions

The Company was indebted to former officers/stockholders in the amount of $636,743 as of December 31, 2005, which includes $424,281 for unpaid salary, $58,200 for research and development expenses, as discussed below, and $154,262 for merchandise purchases and expenses advanced on behalf of the Company. There are no specific terms for repayment. There is also $167,950 owed to Advance Data Information Corporation (“ADI”), a Taiwan corporation owned by a former director/stockholder of the Company for purchases made by the Company. At December 31, 2005, the conversion rate was $0.10 per share.  On January 16, 2006 the Board of Directors of the Company voted to reduce the conversion rate of these notes payable to $0.02 per share.

The Company had leased its executive offices and storage facilities from the former president of the Company under a month-to-month operating lease since the Company’s inception. Rent expense was $0 for the years ended December 31, 2005 and 2004, respectively.

Note 9- Consulting Agreements

The Company entered into a consulting agreement with Advance Data Information Corporation ("ADI"), a Taiwan corporation owned by Dr. Wu, a director/stockholder of the Company, in which ADI will act as the research and development laboratory for the Company. The Company shall have exclusive ownership rights to any and all products that are developed as a result of this agreement. The Company issued 200,000 shares of its common stock to Dr. Wu in August 1997, valued at $.15 per share; 333,333 shares in June 1999, valued at $.81 per share; 1,466,667 shares in December 2000, valued at $.11 per share; 2,400,000 shares in March 2002, valued at $.04; and 17,000,000 shares in June 2003, valued at $.001 for services rendered.  On February 1, 2005, all of these shares were returned to the Company and retired to treasury as unissued.

Note 10 – Commitments and Contingencies

The Company provides accruals for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated.

Note 11 – Subsequent Events

On January 16, 2005 the Board of Directors of the Company voted to reduce the conversion rate of the convertible notes payable from $0.10 per share to $0.02 per share.  The Company will recognize the effects of this Beneficial Conversion Feature in its 10-QSB for the period ending March 31, 2006 as an increase to interest expense.

TOTALMED, INC. AND SUBSIDIARIES

(FORMERLY FONECASH, INC. AND SUBSIDIARIES)

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 11 – Subsequent Events (continued):

On February 9, 2006, the Company issued 2,850,000 shares of common stock in partial conversion of various convertible notes payable.  These shares were issued through an exemption under Section 4(2) to non affiliated persons.

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

Item 8B.  Other Information

NONE.

PART III

Item 9 - Directors and Executive Officers

A)  Current

Name

Age

Position

-----------------------------------------------------------------------------------------------------------------------------

Abraham Pierce

 29

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

Item 10 - Executive Compensation

Mr. Pierce received 12,500,000 shares of restricted common stock valued at $1,250 for services rendered to the Company in his capacity as president for each of the years ended December 31, 2005 and 2004.

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

Name & Address             Class      Amount Shares

of Beneficial Owner        Owned      Owned Beneficially    % of Class

-----------------------------------------------------------------------------

Abraham Pierce             Common      1,250,000               11.25%

162 M Homestead Street

Manchester, CT 06040

Daniel E. Charboneau (1)   Common       -0-                      0.0%

215 Central Park Ave.

Hartsdale, NY 10530

John Jiann-Shong Wu (1)    Common       -0-                      0.0%

21 Street, 6 Fl, No.211

Chung-Cheng 4 Road

Kaoshiung, Taiwan

------------------------------------------------------------------------

Total Shares of Officers and           1,250,000                11.25%

Directors as a Group

There are no arrangements either presently or planned that will results in a change of control of the Company.

Item 12 - Certain Relationships and Related Transactions

The Company was indebted to former officers/stockholders in the amount of $636,743 as of December 31, 2005, which includes $424,281 for unpaid salary, $58,200 for research and development expenses, as discussed below, and $154,262 for merchandise purchases and expenses advanced on behalf of the Company. There are no specific terms for repayment. There is also $167,950 owed to Advance Data Information Corporation (“ADI”), a Taiwan corporation owned by a former director/stockholder of the Company for purchases made by the Company. At December 31, 2005, the conversion rate was $0.10 per share.  On January 16, 2006 the Board of Directors of the Company voted to reduce the conversion rat of these notes payable to $0.02 per share.

The Company had leased its executive offices and storage facilities from the former president of the Company under a month-to-month operating lease since the Company’s inception. Rent expense was $0 for the years ended December 31, 2005 and 2004, respectively.

Additionally, the Company entered into a consulting agreement with ADI under which the Company shall have exclusive ownership rights to any and all products that are developed as a result of this agreement. The Company issued 200,000 shares of its common stock to Dr. Wu in August 1997, valued at $.15 per share; 333,333 shares in June 1999, valued at $.81 per share; 1,466,667 shares in December 2000, valued at $.11 per share; 2,400,000 shares in March 2002, valued at $.04; and 17,000,000 shares in June 2003, valued at $.001 for services rendered.  On February 1, 2005, all of these shares were returned to the Company and retired to treasury as unissued.

Item 13 - Exhibits

(A)

FINANCIAL STATEMENTS

(Inception to December 31, 2005)

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

Audit Fees

The aggregate fees billed by the authorized independent public accountants for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-KSB for 2005 and 2004 were $12,000 and 4,500  respectively, net of expenses.

Audit-Related Fees

There were no other fees billed by the authorized independent public accountants during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

The aggregate fees billed by the authorized independent public accountants during the last two fiscal years for professional services rendered by the authorized independent public accountants for tax compliance for 2005 and 2004 were $250 and $250, respectively.

All Other Fees

There were no other fees billed by the authorized independent public accountants during the last two fiscal years for products and services provided by authorized independent public accountants.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized on March 31, 2006.

TotalMed, Inc.

By:/s/ Abraham Pierce

-------------------------------

Abraham Pierce

President and Chief Executive Officer