Form 10QSB
period 2006-03-31
TOTALMED INC
filed 2006-05-22
CIK 1082594

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended March 31, 2006

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

The number of outstanding shares of the registrant's Common Stock, par value $.0001 per share, was 8,052,890 on March 31, 2006.

Transitional Small Business Disclosure format (check one):  Yes [  ]  No [X]

SEC 2334 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control number.

TotalMed, Inc.

Quarterly Report on Form 10-QSB

For the Quarter Ended on March 31, 2006

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

               Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005

3

               Consolidated Statement of Operations for the Period Ending March 31, 2006

4

               Consolidated Statement of Cash Flows for the Period Ending March 31, 2006

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

TOTALMED, INC. AND SUBSIDIARIES
FORMERLY FONECASH, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS

	March 31,	December 31,
	2006	2005

Current assets:
Cash	$--	$17

Total Assets	$--	$17

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$497,590	$491,603
Due to officer/stockholder	636,743	636,743
Notes payable	250,606	302,531
Total Current Liabilities	1,384,939	1,430,877

Contingencies

Stockholders' deficit :
Preferred stock; $.0001 par value; authorized -
10,000,000 shares; issued - none	--	--
Common stock; $.0001 par value; authorized -
500,000,000 shares; issued and outstanding -
8,052,890 shares in 2006 and 5,202,890 shares in 2005	805	520
Additional paid-in capital	4,488,705	4,431,990
Treasury stock, 500 shares at cost	(1,500)	(1,500)
Deficit accumulated during the development stage	(5,872,949)	(5,861,870)
Total Stockholders' (Deficit)	(1,384,939)	(1,430,860)

Total Liabilities and Stockholders' (Deficit)	$--	$17

The accompanying note is an integral part of these financial statements.

TOTALMED, INC. AND SUBSIDIARIES
FORMERLY FONECASH, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations

	Three	Three	Aug. 7, 1997
	Months Ended	Months Ended	(Inception) to
	March 31,	March 31,	March 31,
	2006	2005	2006

Revenue:
Sales	$--	$--	$10,840
Cost of sales	--	--	5,662
Gross profit	--	--	5,178
Interest income	--	--	5,257

Total revenue	--	--	10,435

Costs and expenses:
Depreciation	--	--	210,426
Amortization	--	--	4,118
Research and development, related party	--	--	432,256
Officer's compensation	--	1,250	1,138,320
Impairment of investment in related party	--	--	50,000
Impairment of investment in subsidiaries	--	--	450,000
Loss on disposition of assets	--	--	11,449
SEC litigation settlement	--	--	110,977
General and administrative	11,079	21,991	3,475,838
	11,079	23,241	5,883,384

Net loss	$(11,079)	$(23,241)	$(5,872,949)

Basic and diluted loss per common share	$(.00)	$(.00)

Weighted average common shares outstanding	6,817,890	4,662,610

The accompanying note is an integral part of these financial statements.

TOTALMED, INC. AND SUBSIDIARIES
FORMERLY FONECASH, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
	Three	Three	Aug. 7, 1997
	Months Ended	Months Ended	(Inception) to
	March 31,	March 31,	March 31,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(11,079)	$(23,241)	$(5,872,949)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation	--	--	210,426
Amortization	--	--	4,118
Common stock issued for services	--	1,250	2,854,253
Common stock issued in acquisition of subsidiaries	--	--	450,000
Common stock issued to an officer in payment of debt	--	--	23,000
Notes issued for payment of expenses	--	--	47,530
Write-down of lost inventory	--	--	204,338
Write off uncollectible accounts	--	--	10,840
Loss on disposition of assets	--	--	11,449
Changes in assets and liabilities
Increase in accounts receivable	--	--	(10,840)
(Increase) decrease in inventory	--	--	(204,338)
Increase in accounts payable	5,987	19,061	497,590
Net cash used in operating activities	(5,092)	(2,930)	(1,774,583)

Cash flows from investing activities:
Payments on notes receivable	--	--	(1,200)
Repayments of notes receivable	--	--	1,200
Organization costs	--	--	(368)
Purchases of property and equipment	--	--	(220,625)
Acquisition of patent rights	--	--	(5,000)
Net cash used in investing activities	--	--	(225,993)

Cash flows from financing activities:
Proceeds from short-term debt	5,075	1,800	333,224
Repayment of short-term debt	--	--	(63,348)
Increase in amounts
due to an officer/stockholder	--	--	636,743
Purchase of treasury stock	--	--	(1,500)
Proceeds from sale of common stock	--	--	1,095,457
Net cash provided by financing activities	5,075	1,800	2,000,576

Net increase (decrease) in cash	(17)	(1,130)	--
Cash at beginning of period	17	1,192	--

Cash at end of period	$--	$62	$--

Supplemental Cash Flow Information:
Taxes paid	--	--
Interest paid	--	--
Short-term debt converted to common stock	57,000	9,800

The accompanying note is an integral part of these financial statements.

TOTALMED, INC. AND SUBSIDIARIES

(A Development Stage Company)

Form 10QSB

Quarter Ended March 31, 2006

Note to Consolidated Financial Statements

Note 1 – Condensed Consolidated Financial Statements

Basis of Presentation

The accompanying interim unaudited consolidated financial statements include the accounts of TotalMed, Inc. and its subsidiaries which are hereafter referred to as (the "Company"). All intercompany accounts and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's report on Form 10-KSB for the year ended December 31, 2005.

Description of Business

The financial statements presented are those of TotalMed, Inc. and its subsidiaries, a development stage company (the “Company”).  The Company was incorporated under the laws of the State of Delaware on August 7, 1997.  The Company's activities during the twelve months ended March 31, 2006 have been primarily directed towards the raising of capital.  The Company’s initial business activity was to acquire the rights to market a patented electronic terminal that was to be used by retail merchants and in-home salespersons when payment was made with a credit or debit card.  Currently the Company is seeking a merger candidate.

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

Loss Per Common Share

Loss per common share is computed by dividing the net loss by the weighted average shares outstanding during the period. The 2005 weighted average shares outstanding were restated to reflect the reverse stock split.

TOTALMED, INC. AND SUBSIDIARIES

(A Development Stage Company)

Form 10QSB

Quarter Ended March 31, 2006

Note to Consolidated Financial Statements

Notes Payable

The Company received an additional $5,075 proceeds for a note during the quarter ended March 31, 2006.

Common Stock

On February 9, 2006, a portion of a note payable to an individual totaling $57,000 was converted to 2,850,000 shares of common stock, valued at $.02 per share.

Two former directors of the company returned 49,516,387 shares of stock to the company. On May 11, 2005 there was a reverse stock split of the common stock of the Company on the basis of one share for each 20 shares outstanding with shareholders of record as of March 1, 2005.  The number of common shares outstanding as a result of the reverse stock split was 5,202,890.  The December 31, 2005 Common Stock and Additional Paid in Capital balances were restated to reflect the reverse stock split.

Note 2 - Subsequent Events

The Company entered into a Stock Purchase Agreement on April 28, 2006 to acquire all of the issued and outstanding shares of eNotes Systems, Inc. a Florida corporation, (“eNotes”) from its selling shareholders in exchange for 20,000,000 shares of restricted common stock of the Company.  The Company will change its name to eNotes Systems, Inc. as soon as is practical after preparation and submission of all appropriate and required notices and filings.

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

TotalMed, Inc., f/k/a Fonecash, Inc. (the "Company") was incorporated under the laws of the State of Delaware on August 7, 1997 and is in its development stage.  On May 11, 2005, the Company changed its name from FoneCash, Inc. to TotalMed, Inc.  The Company currently has no ongoing business operation and is actively seeking a potential merger or acquisition candidate.  On April 28, 2006 the Company signed a Stock Purchase Agreement to acquire all of the issued and outstanding shares of eNotes Systems, Inc. in exchange for 20,000,000 restricted shares of the Company’s common stock.

The Company incurred operating losses of $5,872,949 from inception to March 31, 2006.  The Company expects its accumulated deficit to grow for the foreseeable future as total costs and expenses continue without any revenue or business activity.

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

The Company incurred an operating loss of $11,709 during the three month period ended March 31, 2006 compared to a loss of $23,241 during the same period in 2005. This decrease in the Company’s operating loss of $11,532 was attributable to a reduction in General and Administrative expense. The Company spent a total of $432,256 on Research and Development from Inception to March 31, 2006.  The Company expects its accumulated deficit to grow for the foreseeable future.

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

The Company has never operated under a name other than as reported above, nor has it ever been involved with any bankruptcy, receivership or similar proceeding or engaged in any material reclassification, merger, consolidation, or purchase or sale of assets.

Results of Operation

General and administrative expenses during the three month period ending March 31, 2006 were $11,079 as compared to $21,991 for the same period in 2005.  This amount decreased because the Company is no longer incurring the additional expenses of reestablishing its reporting status.

Balance Sheet Data

The Company's combined cash and cash equivalents totaled $ -0- for the period ended March 31, 2006 and $62 for the period ended March 31, 2005.

Property and equipment was valued at $0 the period ending March 31, 2006 which is the same amount as in 2005 for the same period.

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

None

Items 3.  Defaults upon Senior Securities

             None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

Subsequent Events

The Company entered into a Stock Purchase Agreement on April 28, 2006 to acquire all of the issued and outstanding shares of eNotes Systems, Inc. a Florida corporation, (“eNotes”) from its selling shareholders in exchange for 20,000,000 shares of restricted common stock of the Company.  The Company will change its name to eNotes Systems, Inc. as soon as is practical after preparation and submission of all appropriate and required notices and filings.

Item  6.  Exhibits.

(a)  Exhibits.

Exhibit 31  – Certification required by Rule 13a-14(a) or Rule 15d-14(a),

Exhibit 32 – Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned who is duly authorized to sign as an officer and as the principal officer of the Company.

TotalMed, Inc

By:      /s/ Jeffery Eng

         ---------------------------------------------------------

         Jeffery Eng, Chairman/CEO

Date:    May 22, 2006