Form 10QSB
period 2006-06-30
eNotes Systems, Inc.
filed 2006-08-21
CIK 1082594

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended June 30, 2006

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934   For the transition period from _____to ______

Commission file number: 000-30536

eNotes Systems, Inc.

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

17383 Sunset Blvd., Suite B-280, Pacific Palisades, California                                           90272

  (Address of principal executive offices)                                                                           (Zip-Code)

Registrant's telephone number, including area code: (310) 566-4765

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

The number of outstanding shares of the registrant's Common Stock, par value $.0001 per share, was 65,685,989 on June 30, 2006.

Transitional Small Business Disclosure format (check one):  Yes [  ]  No [X]

SEC 2334 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control number.

eNotes Systems, Inc.

Quarterly Report on Form 10-QSB

For the Quarter Ended on June 30, 2006

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

               Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005

               Consolidated Statement of Operations for the Period Ending June 30, 2006

               Consolidated Statement of Cash Flows for the Period Ending June 30, 2006

               Consolidated Statement of Shareholders’ Equity for the Period Ending June 30, 2006

               Notes to Consolidated Financial Statements

7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

10

Item 3.  Controls and Procedures

12

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

13

Item 1A. Risk Factors

13

Item 2.  Changes in Securities

21

Item 3.  Defaults Upon Senior Securities

21

Item 4.  Submission of Matters to a Vote of Security Holders

21

Item 5.  Other Information

21

Item 6.  Exhibits

21

SIGNATURES

22

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ENOTES SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY TOTALMED, INC. AND SUBSIDIARIES)
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS

	June 30,	December 31,
	2006	2005

Current assets:
Cash	$20,490	$17

Total Assets	$20,490	$17

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$447,009	$491,603
Due to officer/stockholder	12,000	636,743
Notes payable	172,315	302,531
Total Current Liabilities	661,324	1,430,877

Contingencies

Stockholders' deficit :
Preferred stock; $.0001 par value; authorized -
10,000,000 shares; issued - none	--	--
Common stock; $.0001 par value; authorized -
500,000,000 shares; issued and outstanding -
65,685,989 shares in 2006 and 5,202,890 shares in 2005	6,569	520
Additional paid-in capital	25,953,615	4,431,990
Treasury stock, 500 shares at cost	(1,500)	(1,500)
Deficit accumulated during the development stage	(26,599,518)	(5,861,870)
Total Stockholders' (Deficit)	(640,834)	(1,430,860)

Total Liabilities and Stockholders' (Deficit)	$20,490	$17

The accompanying note is an integral part of these financial statements.

ENOTES SYSTEMS, INC.
(FORMERLY TOTALMED, INC. AND SUBSIDIARIES)
(A Development Stage Company)
Consolidated Statements of Operations

	Three Months		Six Months		Aug. 7, 1997
	Ended		Ended		(Inception) to
	June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006

Revenue:
Sales	$--	$--	$--	$--	$10,840
Cost of sales	--	--	--	--	5,662
Gross profit	--	--	--	--	5,178
Interest income	--	--	--	--	5,257

Total revenue	--	--	--	--	10,435

Costs and expenses:
Depreciation	--	--	--	--	210,426
Amortization	--	--	--	--	4,118
Research and development, related party	--	--	--	--	432,256
Officer's compensation	7,500	--	7,500	1,250	1,145,820
Impairment of investment in related party	--	--	--	--	50,000
Impairment of investment in subsidiaries	--	--	--	--	450,000
Loss on disposition of assets	--	--	--	--	11,449
SEC litigation settlement	--	--	--	--	110,977
Interest expense - beneficial conversion feature	20,699,351	--	20,699,351	--	20,699,351
General and administrative	19,718	9,636	30,797	31,627	3,495,556
	20,726,569	9,636	20,737,648	32,877	26,609,953

Net loss	$(20,726,569)	$(9,636)	$(20,737,648)	$(32,877)	$(26,599,518)

Basic and diluted loss per common share	$(0.623)	$(0.002)	$(1.032)	$(0.007)

Weighted average common shares outstanding	33,292,117	4,907,187	20,096,645	4,907,187

The accompanying notes are an integral part of these financial statements.

ENOTES SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY TOTALMED, INC. AND SUBSIDIARIES)
(A Development Stage Company)
Consolidated Statements of Cash Flows
	Six	Six	Aug. 7, 1997
	Months Ended	Months Ended	(Inception) to
	June 30,	June 30,	June 30,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(20,737,648)	$(32,877)	$(26,599,518)
Adjustments to reconcile net loss to net
cash used in operating activities	(7,510)		(7,510)
Depreciation	--	--	210,426
Amortization	--	--	4,118
Common stock issued for services	--	1,250	2,854,253
Common stock issued in acquisition of subsidiaries	--	--	450,000
Beneficial conversion feature	20,699,351	--	20,699,351
Common stock issued to an officer in payment of debt	--	--	23,000
Notes issued for payment of expenses	--	--	47,530
Write-down of lost inventory	--	--	204,338
Write off uncollectible accounts	--	--	10,840
Loss on disposition of assets	--	--	11,449
Changes in assets and liabilities
Increase in accounts receivable	(118,750)	--	(129,590)
(Increase) decrease in inventory	--	--	(204,338)
(Increase) decrease in prepaid expenses	--	--	--
Increase in accounts payable	21,205	23,989	512,808
Net cash used in operating activities	(143,352)	(7,638)	(1,912,843)

Cash flows from investing activities:
Payments on notes receivable	--	--	(1,200)
Repayments of notes receivable	--	1,200	1,200
Organization costs	--	--	(368)
Purchases of property and equipment	--	--	(220,625)
Acquisition of patent rights	--	--	(5,000)
Net cash used in investing activities	--	1,200	(225,993)

Cash flows from financing activities:
Proceeds from short-term debt	151,825	5,300	333,224
Repayment of short-term debt	--	--	(63,348)
Increase in amounts
due to an officer/stockholder	12,000	--	636,743
Purchase of treasury stock	--	--	(1,500)
Proceeds from sale of common stock	--	--	1,095,457
Net cash provided by financing activities	163,825	5,300	2,012,576

Net increase (decrease) in cash	20,473	(1,138)	--
Cash at beginning of period	17	1,192	--

Cash at end of period	$20,490	$54	$--

Supplemental Cash Flow Information:
Taxes paid	--	--
Interest paid	--	--
Short-term debt converted to common stock	144,543	9,800
Officer loans converted to common stock	636,743	--

The accompanying notes are an integral part of these financial statements.

ENOTES SYSTEMS, INC. (FORMERLY TOTALMED, INC. AND SUBSIDIARIES)
(A Development Stage Company)
Statements of Changes in Stockholders' Equity
For the Period August 7, 1997 (Inception) to June 30, 2006

						Deficit
						Accumulated
			Additional			During the
	Common Stock		Paid-in	Treasury Stock		Development
	Shares	Amount	Capital	Shares	Amount	Stage

Balances, August 7, 1997 (inception)	-	$-	$-	-	$-	$-

Common stock issued for services
and costs advanced, valued at
$.0001 per share	2,000,000	200	-	-	-	-
Common stock issued for services,
valued at $.15 per share	200,000	20	29,980	-	-	-
Net loss for the period						(61,404)

Balances, December 31, 1997	2,200,000	220	29,980	-	-	(61,404)

Sale of common stock ($.4156 per share)	204,500	20	84,965	-	-	-
Net loss						(95,211)

Balances, December 31, 1998	2,404,500	240	114,945	-	-	(156,615)

Sale of common stock ($.7622 per share)	1,098,505	110	837,160	-	-	-
Services contributed by the
president of the Company	-	-	60,000	-	-	-
Common stock issued for services,
valued at $.81 per share	333,333	33	269,967	-	-	-
Net loss						(785,366)

Balances, December 31, 1999	3,836,338	383	1,282,072	-	-	(941,981)

Sale of common stock ($1.25 per share)	25,000	3	31,247	-	-	-
Common stock issued for services,
valued at $.11 per share	1,466,667	147	157,353	-	-	-
Common stock issued for services,
valued at $.5312 per share	623,367	62	331,071	-	-	-
Purchase of treasury stock	-	-	-	500	(1,500)	-
Net loss						(897,368)

Balances, December 31, 2000	5,951,372	595	1,801,743	500	(1,500)	(1,839,349)

Common stock issued for services,
valued at $.12 per share	6,959,708	696	858,080	-	-	-
Sale of common stock ($.017 per share)	1,087,976	109	17,891	-	-	-
Common stock issued in acquisition
of subsidiaries, valued at $.50 per share	900,000	90	449,910	-	-	-
Net loss						(1,878,498)

Balances, December 31, 2001	14,899,056	1,490	3,127,624	500	(1,500)	(3,717,847)

Sale of common stock ($.012 per share)	10,746,826	1,074	122,878	-	-	-
Common stock issued for services,
valued at $.03 per share	32,928,174	3,293	1,123,851	-	-	-
Net loss						(1,857,167)

The accompanying notes are an integral part of these financial statements.

RESTATED FROM THIS POINT FORWARD
Balances, December 31, 2002	2,928,704	293	4,379,917	500	(1,500)	(5,575,014)

Common stock issued for services,	850,000	85	16,915	-	-	-
valued at $.001 per share
Common stock issued as repayment of	1,150,000	115	22,885	-	-	-
related party debt
valued at $.001 per share
Net loss						(126,307)

Balances, December 31, 2003	4,928,704	493	4,419,717	500	(1,500)	(5,701,321)

Common stock issued for services,	625,000	63	1,188	-	-	-
valued at $.0001 per share
Net loss						(105,037)

Balances, December 31, 2004	5,553,704	555	4,420,905	500	(1,500)	(5,806,358)

Common stock issued for services,	625,000	63	1,188	-	-	-
valued at $.0001 per share
Common stock issued as repayment of	1,500,000	150	9,650	-	-	-
debt, valued at $.003 per share
Common stock retired	(2,475,819)	(248)	247	-	-	-
Additional shares due to stock split	5			-	-	-
Net loss						(55,512)

Balances, December 31, 2005	5,202,890	520	4,431,990	500	(1,500)	(5,861,870)

Common stock issued as repayment of	2,850,000	285	56,715	-	-	-
debt, valued at $.02 per share
Common stock issued as repayment of	37,633,098	3,764	720,522	-	-	-
debt, valued at $.019 per share
Beneficial conversion feature	-	-	20,699,351	-	-	-
Common stock issued in acquisition of
eNotes Systems, Inc., valued at $.0001	20,000,000	2,000	-2,000	-	-	-
Net loss						(20,737,648)

Balances, June 30, 2006	65,685,988	$6,569	$25,906,578	500	$(1,500)	$(26,599,518)

The accompanying notes are an integral part of these financial statements.

ENOTES SYSTEMS, INC.

(FORMERLY TOTALMED, INC. AND SUBSIDIARIES)

(A Development Stage Company)

Form 10QSB

Quarter Ended June 30, 2006

Notes to Financial Statements

Note 1 – Condensed Consolidated Financial Statements

Basis of Presentation

The accompanying interim unaudited consolidated financial statements include the accounts of eNotes Systems, Inc. (formerly TotalMed, Inc.) which is hereafter referred to as (the "Company"). These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's report on Form 10-KSB for the year ended December 31, 2005.

Merger Transaction

The Company entered into a Stock Purchase Agreement on April 28, 2006 to acquire all of the issued and outstanding shares of eNotes Systems, Inc. a Florida corporation, from its selling shareholders in exchange for 20,000,000 shares of restricted common stock of the Company.  Subsequent to the merger, the Company changed its name to eNotes Systems, Inc.  The management of the Company resigned from their positions and the management of eNotes Systems, Inc. was appointed as the new management of the Company.

Description of Business

The financial statements presented are those of eNotes Systems, Inc., a development stage company (the “Company”).  The Company was incorporated under the laws of the State of Delaware on August 7, 1997.  The Company is in the business of providing information technology services to healthcare professionals.  The Company has not commenced its business plan and is seeking to raise capital.

The Company has limited operations and in accordance with Statement of Financial Accounting Standards No. 7 (SFAS #7), the Company is considered a development stage company.

ENOTES SYSTEMS, INC.

(FORMERLY TOTALMED, INC. AND SUBSIDIARIES)

(A Development Stage Company)

Form 10QSB

Quarter Ended June 30, 2006

Notes to Financial Statements

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

Notes Payable

The Company presently is the obligor under a 10% convertible note with obligations of $12,000, beginning June 2, 2006, $118,750, beginning June 6, 2006, and $28,000, beginning June 29, 2006.  Interest is accrued, with principal and interest due 12-month from inception of each separate indebtedness.  The note is convertible at the option of the holder based upon the volume weighted average price of the Company’s common stock for the 15 trading days prior to conversion.  The Company is also the obligor under a note in the principal amount of $30,000, with interest accruing at 8%, and a balance of principal and interest owed of $38,400.00.  The Company is also the obligor under a note in the principal amount of $25,000, with interest accruing at 6%, and a balance of principal and interest owed of $27,250.00.  The Company is also the obligor under two notes, each in the amount of $5,000, with interest accruing at 6%, and a balance of principal and interest owed of $10,900.00 cumulatively on both notes.  The Company is also allegedly the obligor under two credit line advances in the principal amounts of $107,644.93, with interest accruing at prime plus 2.75%, and a cumulative balance of principal and interest of $143,091.53, and $6,491.92, with interest accruing at prime plus 2.75%, and a cumulative balance of principal and interest of $10,931.64.  The Company is the obligor under a series of notes in the principal amounts of $6,250.00, $3,000.00, $500.00, $1,600.00, $3,300.00 and $5,075.00, with interest accruing at 6%, and a cumulative balance of $20,511.00.

Due to Officer/Stockholder

A stockholder advanced expenses on behalf of the Company and issued a promissory note in the amount of $12,000 at June 30, 2006.  The note bears interest at a rate of 10% and is payable in one year from the date of issuance.

ENOTES SYSTEMS, INC.

(FORMERLY TOTALMED, INC. AND SUBSIDIARIES)

(A Development Stage Company)

Form 10QSB

Quarter Ended June 30, 2006

Notes to Financial Statements

Common Stock

During the six months ended June 30, 2006, notes payable to former officers of the Company totaling $745,487 plus accrued interest of $35,799 were converted to 40,483,098 shares of common stock, valued at $.019 per share.

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

Note 2 – Debt to Stock Conversion

In association with the merger transaction entered into with eNotes Systems, Inc., the Company converted loans payable including accrued interest that were due to the founding officers of the Company to 37,633,098 shares of common stock that were issued to the former management of the Company (TotalMed, Inc.) as well as to the new management of the Company and their designees, during the quarter ended June 30, 2006.  A beneficial conversion feature existed at the various dates of conversion, as the fair market value of the shares exceeded the conversion rate of $.019, as defined by Emerging Issues Task Force No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF 98-5") and No. 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27"). The excess of the fair market value over the conversion rate applied to the number of common shares issued resulted in a charge to interest expense, and increase to net loss of $20,699,351, with the same amount allocated to additional paid-in capital, thereby having no effect on total stockholders’ equity.

Item 2.  Management's Discussion and Analysis

This Quarterly Report on Form 10-QSB, including the information incorporated by reference herein, includes "forward looking statement" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Act") and Section 21E of the Securities Act of 1934, as amended ("Act of 34"). All of the statements contained in this Quarterly Report on Form 10-QSB, other than statements of historical fact, should be considered forward looking statements, including, but not limited to, those concerning the Company's strategies, objectives and plans for expansion of its operation, products and services and growth in demand for it's products and services. There can be no assurances that these expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from the Company's expectations (the "Risk Factors") are disclosed in this Quarterly report on Form 10-QSB. All subsequent written and oral forward looking statements by or attributable to the Company or persons acting on behalf are expressly qualified in their entirety by such Risk Factors. Investors are cautioned not to place undue reliance on these forward looking statements which speak only as of the date hereof and are not intended to give any assurance as to future results. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or reflect the occurrence of unanticipated events.

eNotes Systems, Inc. was formerly known as TotalMed, Inc., and prior to that as Fonecash, Inc. (the "Company").  The Company was incorporated under the laws of the State of Delaware on August 7, 1997 and is in its development stage.  On May 11, 2005, the Company changed its name from FoneCash, Inc. to TotalMed, Inc., and on April 28, 2008, signed a Stock Purchase Agreement to acquire all of the issued and outstanding shares of eNotes Systems, Inc. in exchange for 20,000,000 restricted shares of the Company’s common stock, and thereafter changed its name to eNotes Systems, Inc.  The transaction was effective June 15, 2006, and the Company is now under new management.

The Company currently is in the process of developing its telemedicine medicine business together with attendant medical software.  Telemedicine is primarily concerned with the transmission of still images, video, and other forms of medical data between rural and urban areas.  With the development of its telemedicine business, the Company anticipates being able to deliver care to individuals who are some distances away from the specialty care they need.  The Company anticipates implementing its business operations both domestically and internationally.

The Company incurred operating losses of $26,599,518 from inception to June 30, 2006.  The Company expects its accumulated deficit to grow for the foreseeable future as total costs and expenses continue without any revenue or business activity.

General

TotalMed, Inc. f/k/a Fonecash, Inc was incorporated under the laws of the State of Delaware on August 7, 1997.  During the fourth quarter of December 2002, the Company began to wind down its operations.  This occurred because of management’s inability to raise sufficient funds to finance the continued development of the Company’s business plan. Until that point, the Company had been engaged in the payment processing of transactions for banks and their merchants through its terminals and proprietary system.

Effective June 15, 2006, eNotes Systems, Inc. merged into the Company, and the Company’s name was changed to eNotes Systems, Inc.  The Company is in the process of seeking to develop its telemedicine business which it intends to utilize with medical software which will be integrated with the telemedicine technology.

Jeff Flammang became the Company’s Chief Executive Officer effective June 1, 2006, and the Company is continuing to build its management team.

The Company incurred an operating loss of $20,726,569 during the three month period ended June 30, 2006 compared to a loss of $9,636 during the same period in 2005. This increase in the Company’s operating loss of $20,716,933 was attributable to an increase in general and administrative expense, and other costs associated with the installation of new Management, debt and interest conversion, and the outset of the Company’s involvement with telemedicine technology and medical software. The Company spent a total of $432,256 on Research and Development from Inception to June 30, 2006.  The Company expects its accumulated deficit to grow in the near term, but is optimistic that revenues will be generated in the next fiscal year.

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

The Company operated under the name Fonecash, Inc. from inception until May 11, 2005, when it changed its name to TotalMed, Inc.  Effective June 15, 2006, with the acquisition of eNotes Systems, Inc., the Company changed its name to eNotes Systems, Inc.  The Company has never been involved with any bankruptcy, receivership or similar proceeding.

The Company presently is exploring various arrangements to develop its telemedicine business, including procuring the technology, identifying beta/pilot candidates, and developing marketing relationships.  Contemporaneously, the Company is locating licensing opportunities for medical software to be integrated with its telemedicine business.

Results of Operation

General and administrative expenses during the three month period ending June 30, 2006 were $19,718 as compared to $9,636 for the same period in 2005.  This amount increased because the Company is building its infrastructure and developing its business.

Balance Sheet Data

The Company's combined cash and cash equivalents totaled $ -0- for the period ended June 30, 2006 and $54 for the period ended June 30, 2005.

Property and equipment was valued at $0 the period ending June 30, 2006 which is the same amount as in 2005 for the same period.

Off Balance-Sheet Arrangements

The Company has no off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

Item 3. Controls and Procedures

As of the end of the end of the quarter end March 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the principal executive officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. As such no changes were made in controls and procedures, and no changes have been made in the quarter ended June 30, 2006.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company was served in the past with a summons and complaint alleging prior management’s failure to pay the monthly payments on a line of credit with Fleet National Bank.  Fleet seeks $107,645 plus interest and attorneys’ fees, and the Company intends vigorously to defend against the action.

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

The Company intends to work with the Securities and Exchange Commission in an effort to reach an amicable resolution of this matter.

Item 1A.  Risk Factors

Future Results

The Company’s future results will depend in large part on accurately evaluating and implementing the product identification/development/procurement, and the sales and marketing programs into which we enter and their related costs.  Additionally, our future results will depend upon our ability to evaluate new products and markets.

We expect our proposed business to grow as we expand into regions that we believe fit our feasibility criteria.  If we are not able to expand our operations in an efficient manner, our expenses could grow disproportionately to revenues or our revenues could decline or grow more slowly than expected.  We expect that we will need to hire and train new employees, and coordinate our technical, accounting, finance, marketing, and sales staffs.  These new personnel will require a significant period of time and expense to integrate and may strain our resources.

We will need additional capital in the future, which may not be available to us at all or on favorable terms; the raising of additional capital would likely dilute ownership in the Company.  We may need to raise additional funds sooner to fund more rapid expansion, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary products, businesses, or technologies.  If additional funds were raised through the issuance of equity or equity-linked securities, the relative ownership percentage of our stockholders would be reduced.

Furthermore, we may not be able to obtain additional financing when needed or on favorable terms.  If additional financing is not available on favorable terms or at all, this may adversely affect our ability to develop or enhance our services, take advantage of business opportunities or respond to competitive pressures.

We forecast our future expense levels based on our operating plans and our estimates of future revenues.  If our revenues grow at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to achieve or sustain profitability.  We may incur losses in the immediate future as we build our infrastructure, increase our sales and marketing efforts, and continue identification/development/procurement of products.  Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis.

If we do not generate sufficient cash resources from our business to fund operations, our growth could be limited unless we are able to obtain additional capital through equity or debt financings.  Our inability to grow as planned may reduce our chances of achieving profitability.

It is impossible to predict accurately the results to an investor from an investment in the Company since no one can predict with any certainty whether, and to what extent, the Company will be successful.

There are material risks and uncertainties, which may adversely affect our business.  If any of these risks or uncertainties actually occurs, our business, financial condition or results of operations may be adversely affected.  You should consider our prospects in light of the risks, expenses, and difficulties those companies in their earlier stage of development encounter.  Our success depends upon our ability to address those risks successfully, which includes, among other things:

Risks Concerning our Products

IF WE DISCOVER PRODUCT DEFECTS, WE MAY HAVE PRODUCT-RELATED LIABILITIES THAT MAY CAUSE US TO LOSE REVENUES OR DELAY MARKET ACCEPTANCE OF OUR PRODUCTS.

Our products will be complex and may contain defects.  Despite our continuing tests, users may find defects in our products that could cause additional development costs or result in delays in (or loss of) our market acceptance.  Our products will be sold into markets that are extremely demanding of robust reliable, fully functioning products.  Therefore, delivery of products with production defects or reliability, quality, or compatibility problems could significantly delay or hinder market acceptance of such products, which could damage our credibility with our customers and adversely affect our ability to retain our existing customers and to attract new customers.  Moreover, such errors, defects, or functional limitations could cause problems, interruptions, delays or a cessation of sales to our customers.  Alleviating such problems may require significant expenditures of capital and resources by us.  Despite testing by us, our resellers or our customers may find errors after commencement of commercial production, resulting in additional development costs, loss of, or delays in market acceptance, diversion of technical and other resources from our other development efforts, product repair or replacement costs, claims or the loss of credibility with our current or prospective customers.

WE MAY HAVE NO PATENT RIGHTS TO OUR PRODUCTS.

We cannot assure that our products will not infringe upon the patent or other proprietary rights of others.  In the event we infringe upon the rights of a third party, the third party may include us in any litigation, which may be expensive regardless of whether we ultimately prevail.

MARKET ACCEPTANCE OF OUR PRODUCTS IS UNCERTAIN.

Based on our market research, we believe that there is great market demand for our anticipated products and services. There is no assurance; however, that the markets will develop as we anticipate.

WE CANNOT ASSURE MARKET ACCEPTANCE.

If our products do not achieve significant market acceptance and usage, our business, results of operations and financial condition could be materially and adversely affected.  If the markets for our products fail to develop, develop more slowly than we expect, or become saturated with products of other competitors, or if our products do not achieve market acceptance, our business, results of operations and financial condition could suffer.

Risks Related to Our Business

You should consider our prospects in light of the risks, expenses, and difficulties those companies in their earlier stage of development encounter.  Our success depends upon our ability to address those risks successfully, which include, among other things, whether we will be successful in implementing our sales and marketing strategy.

OUR COMPANY IS IN ITS INFANCY.

We are presently negotiating to acquire our product base.  The results of these negotiations and our internal development could materially affect our operations.

WE WILL NEED TO MANAGE OUR GROWTH.

We hope and expect to grow rapidly, both in the rate of our sales and operations and the number and complexity of our products, product distribution channels, and product development activities.  Several members of our key management team only recently joined us, and integration of those persons into a cohesive management unit may be problematic.  Our growth, coupled with the rapid evolution of our markets, has placed, and is likely to continue to place, significant strains on our administrative, operational, technical, and financial resources and increase demands on our internal management systems, procedures, and controls.  If we are unable to manage future growth effectively, our business, results of operations and financial condition could be materially adversely affected.

ACQUISITIONS, WHICH ARE INHERENTLY RISKY, ARE PART OF OUR GROWTH STRATEGY.

As part of our growth strategy, we may make acquisitions of, or significant investments in, businesses that offer complementary products, services, and technologies.  Any future acquisition or investment may result in the use of significant amounts of cash, issuances of equity securities that could dilute current equity positions, incurrence of debt and amortization of expenses related to goodwill and other intangible assets.  In addition, acquisitions involve numerous risks, including: the difficulties in the integration and assimilation of the operations; technologies; products; and personnel of an acquired business; the diversion of management’s attention from other business concerns; the availability of favorable acquisition financing for future acquisitions; the potential loss of key employees from either our pre-existing businesses or any acquired business; and the assumption of liabilities of any acquired company.  Our inability to integrate successfully any acquired company could adversely affect our business.

SELLING OUR SERVICES WILL INVOLVE A SOPHISTICATED SALES EFFORT, WHICH NARROWS THE TALENT POOL TO REPLACE OUR SALES STAFF, AND IF WE ARE UNABLE TO RETAIN OR REPLACE QUALIFIED SALES STAFF, OUR REVENUES MAY DECREASE.

Our solutions require a sophisticated sales effort targeted at senior management of our prospective customers.  New hires in our sales department will require extensive training and a long period of employment to achieve full productivity.  There is no assurance that new sales representatives will ultimately become productive.  If we were to lose qualified and productive sales personnel, our revenues could be adversely impacted.

OUR BUSINESS MAY SUBJECT US TO RISKS RELATED TO NATIONWIDE OR INTERNATIONAL OPERATIONS.

If we offer our products and services on a national and international basis, as we intend, distribution could be subject to a variety of associated risks, any of which could seriously harm our business, financial condition, and results of operations.  These risks include:

▪

greater difficulty in collecting accounts receivable;

▪

satisfying import or export licensing and product certification requirements;

▪

taxes, tariffs, duties, price controls or other restrictions on out-of-state companies, foreign currencies or trade barriers imposed by states or foreign countries;

▪

potential adverse tax consequences, including restrictions on repatriation of earnings;

▪

fluctuations in currency exchange rates;

▪

seasonal reductions in business activity in some parts of the country or the world;

▪

unexpected changes in local, state, federal or international regulatory requirements;

▪

burdens of complying with a wide variety of state and foreign laws;

▪

difficulties and costs of staffing and managing national and foreign operations;

▪

different regulatory and political climates and/or political instability;

▪

the impact of economic recessions in and outside of the United States; and

▪

limited ability to enforce agreements, intellectual property, and other rights in foreign territories.

HEALTHCARE PROVIDERS ARE HIGHLY REGULATED.  IF WE FAIL PROPERLY TO IMPLEMENT REGULATORY REQUIREMENTS IN AN EFFECTIVE AND TIMELY MANNER, WE WILL LOSE CUSTOMERS, OUR REPUTATION WILL BE DAMAGED, AND OUR REVENUES WILL DECREASE.

Monitoring and ensuring our services are compliant with changes in provisions of the Health Insurance Portability and Accountability Act (HIPAA) and other regulatory requirements increase the levels of staff expertise we must maintain and will require modifications to our internal operations and software underlying our services.  Modifications can typically be completed within a timely basis.  However, if we do not maintain an appropriate level of regulatory compliance or we incorrectly implement a required regulatory change, we may experience negative publicity, the loss of customers, and the slowing down of sales cycles, all of which would decrease our revenues.

COMPETITION IN THE HEALTHCARE INFORMATION SYSTEMS INDUSTRY IS INTENSE AND THE TECHNOLOGY IS CHANGING RAPIDLY AND IF WE ARE UNABLE TO COMPETE WE WILL LOSE SIGNIFICANT CUSTOMERS OR BE UNABLE TO ATTRACT CUSTOMERS AND OUR REVENUES COULD DECREASE.

Many companies are engaged in research and development activities relating to what will be our range of products.  The market for healthcare information systems is intensely competitive, rapidly changing, and undergoing consolidation.  We may be unable to compete successfully against our competitors, which may result in price reductions, reduced margins and the inability to achieve market acceptance for our products.  Our competitors in the field will include Polymed, AMD Telemedicine, Tandberg, Vitel Net, and PhoneDoctorRx.  Additional competitors are Aspyra, Inc. (APY), Cerner Corporation (CERN), Compumed Inc. (CMPD.OB), Eclipsys Corporation (ECLP), Emdeon Corporation (HLTH), etrials Worldwide, Inc. (ETWC), Health Systems Solutions Inc. (HSSO.OB), Medefile International, Inc. (MDFI.OB), and Transax International Ltd. (TNSX.OB), among others.  Many of these competitors have substantially greater financial, marketing, sales, distribution, and technical resources than we and have more experience in research and development, sales, service, and marketing.  We anticipate increased competition in the future as new companies enter the market in response to recent HIPAA regulations.  If we are unable to compete, we will lose significant customers or be unable to attract customers and our revenues could decrease.

IF OUR CUSTOMERS LOSE CONFIDENCE IN THE SECURITY OF DATA ON THE INTERNET, THEY WILL BE LESS INCLINED TO PURCHASE OUR PRODUCTS AND OUR REVENUES COULD DECREASE.

Maintaining the security of computers and computer networks is an issue of critical importance for our prospective customers.  Our customers will be especially sensitive to the security of their data because HIPAA requires our customers to maintain the confidentiality of various patient data.  Attempts by experienced computer programmers, or hackers to penetrate customer networks security or the security of websites to misappropriate confidential information are currently an industry-wide phenomenon that affects computers and networks across all platforms.  Our customers may be exposed to claims by federal healthcare regulators if they use our Internet based services and we do not protect sensitive patient data from penetration by hackers.  As we develop new products, our development and improvement efforts will include the creation of features designed to optimize security in our products.  Despite these efforts, actual or perceived security vulnerabilities in our products (or the internet in general) could lead some customers to seek to reduce or delay future purchases or to purchase competitive products, which are not internet based applications.  Customers may also increase their expenditures in protecting their computer networks from attack, which could delay adoption of new technologies.  Any of these actions by customers would decrease our revenues.

WE NEED TO EXPAND OUR MANAGEMENT SYSTEMS AND HIRE AND RETAIN KEY PERSONNEL TO SUPPORT OUR PRODUCTS.

The identification/development/procurement and marketing of our products will place a significant strain on our limited personnel, management, and other resources.  Our ability to manage any future growth effectively will require us to successfully attract, train, motivate, retain, and manage employees, particularly key engineering and managerial personnel, to effectively integrate new employees into our operations and to continue to improve our operational, financial and management systems.  Our failure to manage growth and changes in our business effectively and to attract and retain key personnel could limit our growth and the success of our products and business.  Further, we are highly dependent on the continued service of and our ability to attract and retain qualified technical, marketing, sales, and managerial personnel.  The competition for such personnel is intense.  The loss of any key person or the failure to recruit additional key technical and sales personnel in a timely manner would have a material adverse effect on our business and operating results.  We currently we do not maintain key person life insurance policies on any of our employees.

WE MAY HAVE DIFFICULTY COLLECTING OUR RECEIVABLES AND THAT MAY RESULT IN THE UNANTICIPATED NEED FOR EXTERNAL FINANCING IN ORDER TO CONTINUE OUR OPERATIONS.

We currently do not offer account terms to our prospective customers, however, we may experience problems as our business grows and if we extend credit to our customers.  The collection of our accounts receivable will be affected by several factors, including our credit granting policies, our customers’ ability to pay, and industry and economic conditions.  Adverse changes in any of these factors, many of which we cannot control, could create delays in collecting or an inability to collect our receivables.  If we are not able to collect our receivables within the time anticipated, we would need to seek external financing in order to continue our operations as planned.

NO ASSURANCE THAT SALES WILL DEVELOP AS WE ANTICIPATE.

Based on our market research, we believe that there is great market demand for the products that we shall offer.  However, we have received no sales of these products to date, and have not developed or acquired these products.  There is no assurance that sales will develop as we anticipate.

OUR INSURANCE MAY NOT COVER ALL FUTURE LIABILITIES.

We intend to carry commercial, general liability, and comprehensive insurance on our operations, including fire, liability, extended coverage, other casualty insurance and key man insurance.  There may be risks that are uninsurable on terms that we believe to be economic.  In addition, losses may exceed amounts on the policies.

WE MAY BE SUBJECT TO RISKS ASSOCIATED WITH GLOBAL OPERATIONS.

We intend to also concentrate on developing international sales.  As a result, we could derive substantial portions of our revenues from customers outside the United States.  International operations are subject to a number of risks, including costs of localizing products and services for international markets, dependence on independent resellers, multiple and conflicting regulations regarding communications, restrictions on use of data and internet access, longer payment cycles, unexpected changes in regulatory environments, import and export restrictions and tariffs, difficulties in staffing and managing international operations, greater difficulty or delay in accounts receivable collection, potentially adverse tax consequences, the burden of complying with a variety of laws outside the United States, the impact of possible recession prone environments and economies outside the United States and political and economic instability.  Furthermore, we expect that our export sales would be denominated predominately in United States dollars.

Therefore, an increase in the value of the United States dollar relative to other currencies could make our products and services more expensive and potentially less competitive in international markets.

OUR STOCK PRICE MAY BE VOLATILE.

In recent years the stock market in general and the market for shares of companies such as ours in particular, have experienced extreme price fluctuations.  In many cases, these fluctuations have been unrelated to the operating performance of the affected companies.  The trading price of our Common Stock, may be subject to extreme fluctuations in response to both business-related issues (such as quarterly variations in operating results, or announcements of our new products or those of our competitors) and stock market-related influences (such as changes in analysts’ estimates, the presence or absence of short-selling of our Common Stock and events affecting other companies that the market deems to be comparable to us).  We are currently traded and quoted on the OTCBB, and our stock price is subject to significant fluctuations.

OUR QUARTERLY RESULTS COULD FLUCTUATE.

Our quarterly operating results in the future may vary significantly, depending on factors such as revenue from our sales of our products, the timing of our new product and service announcements and launches, market acceptance of new and enhanced versions of our products, if any, changes in our operating expenses, failure to effectively manage our inventory levels, changes in our business strategy, and general economic factors.  We have limited or no control over many of these factors.  Our quarterly revenues will also be difficult to forecast because the markets for our products and services are evolving and our revenues in any period could be significantly affected by new product announcements and product launches by our competitors, as well as by alternative technologies.  Variations in timing of sales may cause significant fluctuations in future operating results.  In addition, because a significant portion of our business may be derived from orders placed by a limited number of large customers, the timing of such orders can also cause significant fluctuations in our operating results.  Anticipated orders from customers may fail to materialize.  Delivery schedules may be deferred or cancelled for a number of reasons, including changes in specific customer or international economic conditions.  The adverse impact of a shortfall in our revenues may be magnified by our inability to adjust spending to compensate for such shortfall.  As a result of these factors and other factors, it is likely that in some future period our operating results will be below the expectations of securities analysts or investors, which would likely result in a significant reduction in the market price of our stock.  Period-to-period comparisons of our results of operations will not necessarily be meaningful for the foreseeable future.

INVESTORS SHOULD CONSIDER THE IMPACT OF “PENNY STOCK” REGULATIONS.

So long as the price of our shares is below $5.00, which it likely will be for the foreseeable future, the sale of our shares will be regulated by certain “penny stock” rules adopted by the Securities and Exchange Commission.  Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national exchanges or listed on the NASDAQ system).  These stocks and ours in particularly are subject to significant variations in volume and stock price.

LIMITATIONS OF THE OTCBB CAN HINDER COMPLETION OF TRADES.

Trades and quotations on the OTCBB involve a manual process that may delay order processing.  Price fluctuations during a delay can result in the failure of a limit order to execute or cause execution of a market order at a price significantly different from the price prevailing when an order was entered.  Consequently, one may be unable to trade in our common stock at optimum prices.  Investors should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include:

▪

control of the market for the security by a few broker-dealers that are often related to the promoter or issuer;

▪

manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

▪

“boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

▪

excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

▪

dumping of securities after prices have been manipulated to a high level, resulting in investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market.

The market’s recognition that a large amount of stock might enter the market suddenly can depress market prices.

WE CANNOT ASSURE THE PAYMENT OF DIVIDENDS.

We have never paid dividends.  There can be no assurance that sufficient funds will be available to pay dividends.  We have no intention of paying dividends at this time because we do not have sufficient funds to pay dividends; however, this is subject to reconsideration by the Company’s Board of Directors.  We intend to use profits, if any, to expand operations, and to continue developing operations, instead of using such funds for dividend purposes, in the foreseeable future.

WE DEPEND ON MANAGEMENT AND OTHER KEY PERSONNEL.

We depend on the efforts and abilities of our officers, directors and certain key employees.  If we lose the services of one or more of those persons, that loss could have a materially adverse effect on our operations.  Our continued success will be dependent upon our ability to hire, train and continue to retain qualified personnel to serve on our staff.

THE BOARD OF DIRECTORS AND MANAGEMENT’S LIABILITY TO THE COMPANY AND ITS SHAREHOLDERS FOR MONETARY DAMAGES IS LIMITED.

The Board of Directors and Officer’s liability to the Company and its shareholders for errors in judgment and for other acts or omissions is limited by the Articles of Incorporation of the Company.  In addition, the Articles of Incorporation of the Company provide for indemnification of the Directors and Officers of the Company by the Company for certain liabilities.  Consequently, shareholders will have limited rights of action against the Officers and Directors of the Company.

IF WE DO NOT SUCCEED IN ADDRESSING THESE RISKS, OUR BUSINESS LIKELY WILL BE MATERIALLY AND ADVERSELY AFFECTED.

We forecast our future expense levels based on our operating plans and our estimates of future revenues.  If our revenues grow at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to achieve or sustain profitability.  I

NOTE: IN ADDITION TO THE ABOVE STATED RISKS, BUSINESSES ARE OFTEN SUBJECT TO RISKS NOT FORESEEN OR FULLY ANTICIPARED BY MANAGEMENT.  OTHER POSSIBLE RISKS SHOULD BE CONSIDERED.

Item 2.  Changes in Securities

Three promissory notes in the principal amounts of $312,700, $324,043, and $108,744, were converted into common stock in four issuances, the latter three of which, in the amounts of 1,587,500 shares, 4,208,464 shares and 31,837,134 shares occurred during this quarter.  These notes have now been fully converted.  Further, 20,000,000 shares of restricted common stock was issued in connection with the merger of eNotes Systems, Inc. into the Company.

Items 3.  Defaults upon Senior Securities

             None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

None

Item  6.  Exhibits.

(a)  Exhibits.

*Exhibit 31  – Certification required by Rule 13a-14(a) or Rule 15d-14(a),

*Exhibit 32 – Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*Attached

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned who is duly authorized to sign as an officer and as the principal officer of the Company.

eNotes Systems, Inc.

By:      /s/ Jeffrey Flammang

         ---------------------------------------------------------

         Jeffrey Flammang/CEO

Date:    August 18, 2006