Form 10QSB/A
period 2006-06-30
eNotes Systems, Inc.
filed 2006-09-15
CIK 1082594

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB/A

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-QSB/A ("Form 10-QSB/A") is being filed to amend our quarterly report on Form 10-QSB for the quarter ended June 30, 2006 (the "Original Report 10-QSB") which was filed with the Securities and Exchange Commission ("SEC") on August 21, 2006 the Form 10-QSB/A for the purpose of correcting certain errors in the financial statements.

This Quarterly Report on Form 10-QSB/A for the three and six months ended June 30, 2006 amends and restates the financial statements and related financial information for all periods presented herein. The determination to restate the financial statements was made as a result of management's identification of certain errors in the financial statements included in the Original Report. Further information on the restatement can be found in the Notes to Consolidated Financial Statements.

The disclosures in this Form 10-QSB/A continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report. Accordingly, this Form 10-QSB/A should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report, including any amendments to those filings. The filing of this Form 10-QSB/A shall not be deemed an admission that the Original Report when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

eNotes Systems, Inc.

Quarterly Report on Form 10-QSB/A

For the Quarter Ended on June 30, 2006

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

               Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005

4

               Consolidated Statement of Operations for the Period Ending June 30, 2006

5

               Consolidated Statement of Cash Flows for the Period Ending June 30, 2006

6

               Consolidated Statement of Shareholders’ Equity for the Period Ending June 30, 2006

7

               Notes to Consolidated Financial Statements

9

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

12

Item 3.  Controls and Procedures

14

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

15

Item 1A. Risk Factors

15

Item 2.  Changes in Securities

23

Item 3.  Defaults Upon Senior Securities

23

Item 4.  Submission of Matters to a Vote of Security Holders

23

Item 5.  Other Information

23

Item 6.  Exhibits

23

SIGNATURES

24

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ENOTES SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY TOTALMED, INC. AND SUBSIDIARIES)
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS

	June 30,	December 31,
	2006	2005

Current assets:
Cash	$--	$17

Other assets:
Deposits	108,368	--

Total Assets	$108,368	$17

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$447,822	$491,603
Due to officer/stockholder	130,750	636,743
Notes payable	198,862	302,531
Total Current Liabilities	807,434	1,430,877

Contingencies

Stockholders' deficit :
Preferred stock; $.0001 par value; authorized -
10,000,000 shares; issued – none	--	--
Common stock; $.0001 par value; authorized -
500,000,000 shares; issued and outstanding -
65,685,989 shares in 2006 and 5,202,890 shares in 2005	6,569	520
Additional paid-in capital	25,933,119	4,431,990
Treasury stock, 500 shares at cost	(1,500)	(1,500)
Deficit accumulated during the development stage	(26,637,254)	(5,861,870)
Total Stockholders' (Deficit)	(699,066)	(1,430,860)
Total Liabilities and Stockholders' (Deficit)	$108,368	$17

The accompanying note is an integral part of these financial statements.

ENOTES SYSTEMS, INC.
(FORMERLY TOTALMED, INC. AND SUBSIDIARIES)
(A Development Stage Company)
Consolidated Statements of Operations
	Three Months		Six Months		Aug. 7, 1997
	Ended		Ended		(Inception) to
	June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006
Revenue:
Sales	$--	$--	$--	$--	$10,840
Cost of sales	--	--	--	--	5,662
Gross profit	--	--	--	--	5,178
Interest income	--	--	--	--	5,257
Total revenue	--	--	--	--	10,435

Costs and expenses:
Depreciation	--	--	--	--	210,426
Amortization	--	--	--	--	4,118
Research and development, related party	--	--	--	--	432,256
Officer's compensation	7,500	--	7,500	1,250	1,145,820
Impairment of investment in related party	--	--	--	--	50,000
Impairment of investment in subsidiaries	--	--	--	--	450,000
Loss on disposition of assets	--	--	--	--	11,449
SEC litigation settlement	--	--	--	--	110,977
Interest expense	5,992	5,742	11,640	11,700	93,685
Interest expense - beneficial conversion feature	20,725,892	--	20,725,892	--	20,725,892
General and administrative	24,922	3,894	30,352	19,927	3,413,066
	20,764,306	9,636	20,775,384	32,877	26,647,689
Net loss	$(20,764,306)	$(9,636)	$(20,775,384)	$(32,877)	$(26,637,254)

Basic and diluted loss per common share	$(0.968)	$(0.002)	$(0.969)	$(0.007)
Weighted average common shares outstanding	21,443,944	4,907,187	21,443,944	4,907,187

The accompanying notes are an integral part of these financial statements.

ENOTES SYSTEMS, INC. (FORMERLY TOTALMED, INC. AND SUBSIDIARIES)
(A Development Stage Company)
Statements of Changes in Stockholders' Equity
For the Period August 7, 1997 (Inception) to June 30, 2006

						Deficit
						Accumulated
			Additional			During the
	Common Stock		Paid-in	Treasury Stock		Development
	Shares	Amount	Capital	Shares	Amount	Stage

Balances, August 7, 1997 (inception)	-	$-	$-	-	$-	$-

Common stock issued for services
and costs advanced, valued at
$.0001 per share	2,000,000	200	-	-	-	-
Common stock issued for services,
valued at $.15 per share	200,000	20	29,980	-	-	-
Net loss for the period						(61,404)

Balances, December 31, 1997	2,200,000	220	29,980	-	-	(61,404)

Sale of common stock ($.4156 per share)	204,500	20	84,965	-	-	-
Net loss						(95,211)

Balances, December 31, 1998	2,404,500	240	114,945	-	-	(156,615)

Sale of common stock ($.7622 per share)	1,098,505	110	837,160	-	-	-
Services contributed by the
president of the Company	-	-	60,000	-	-	-
Common stock issued for services,
valued at $.81 per share	333,333	33	269,967	-	-	-
Net loss						(785,366)

Balances, December 31, 1999	3,836,338	383	1,282,072	-	-	(941,981)

Sale of common stock ($1.25 per share)	25,000	3	31,247	-	-	-
Common stock issued for services,
valued at $.11 per share	1,466,667	147	157,353	-	-	-
Common stock issued for services,
valued at $.5312 per share	623,367	62	331,071	-	-	-
Purchase of treasury stock	-	-	-	500	(1,500)	-
Net loss						(897,368)

Balances, December 31, 2000	5,951,372	595	1,801,743	500	(1,500)	(1,839,349)

Common stock issued for services,
valued at $.12 per share	6,959,708	696	858,080	-	-	-
Sale of common stock ($.017 per share)	1,087,976	109	17,891	-	-	-
Common stock issued in acquisition
of subsidiaries, valued at $.50 per share	900,000	90	449,910	-	-	-
Net loss						(1,878,498)

Balances, December 31, 2001	14,899,056	1,490	3,127,624	500	(1,500)	(3,717,847)

Sale of common stock ($.012 per share)	10,746,826	1,074	122,878	-	-	-
Common stock issued for services,
valued at $.03 per share	32,928,174	3,293	1,123,851	-	-	-
Net loss						(1,857,167)

The accompanying notes are an integral part of these financial statements.

RESTATED FROM THIS POINT FORWARD
Balances, December 31, 2002	2,928,704	293	4,379,917	500	(1,500)	(5,575,014)

Common stock issued for services,	850,000	85	16,915	-	-	-
valued at $.001 per share
Common stock issued as repayment of	1,150,000	115	22,885	-	-	-
related party debt
valued at $.001 per share
Net loss						(126,307)

Balances, December 31, 2003	4,928,704	493	4,419,717	500	(1,500)	(5,701,321)

Common stock issued for services,	625,000	63	1,188	-	-	-
valued at $.0001 per share
Net loss						(105,037)

Balances, December 31, 2004	5,553,704	555	4,420,905	500	(1,500)	(5,806,358)

Common stock issued for services,	625,000	63	1,188	-	-	-
valued at $.0001 per share
Common stock issued as repayment of	1,500,000	150	9,650	-	-	-
debt, valued at $.003 per share
Common stock retired	(2,475,819)	(248)	247	-	-	-
Additional shares due to stock split	5			-	-	-
Net loss						(55,512)

Balances, December 31, 2005	5,202,890	520	4,431,990	500	(1,500)	(5,861,870)

Common stock issued as repayment of	2,850,000	285	56,715	-	-	-
debt, valued at $.02 per share
Common stock issued as repayment of	37,633,098	3,764	720,522	-	-	-
debt, valued at $.019 per share
Beneficial conversion feature	-	-	20,725,892	-	-	-
Common stock issued in acquisition of
eNotes Systems, Inc., valued at $.0001	20,000,000	2,000	(2,000)	-	-	-
Net loss						(20,775,384)

Balances, June 30, 2006	65,685,988	$6,569	$25,933,119	500	$(1,500)	$(26,637,254)

The accompanying notes are an integral part of these financial statements.

ENOTES SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY TOTALMED, INC. AND SUBSIDIARIES)
(A Development Stage Company)
Consolidated Statements of Cash Flows
	Six	Six	Aug. 7, 1997
	Months Ended	Months Ended	(Inception) to
	June 30,	June 30,	June 30,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(20,775,384)	$(32,877)	$(26,637,254
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation	--	--	210,426
Amortization	--	--	4,118
Common stock issued for services	--	1,250	2,854,253
Common stock issued in acquisition of subsidiaries	--	--	450,000
Beneficial conversion feature	20,725,892	--	20,725,892
Common stock issued to an officer in payment of debt	--	--	23,000
Notes issued for payment of expenses	--	--	47,530
Notes issued for deposit	(108,368)	--	(108,368)
Write-down of lost inventory	--	--	204,338
Write off uncollectible accounts	--	--	10,840
Loss on disposition of assets	--	--	11,449
Changes in assets and liabilities
Increase in accounts receivable	--	--	(10,840)
(Increase) decrease in inventory	--	--	(204,338)
(Increase) decrease in prepaid expenses	--	--	--
Increase in accounts payable	22,018	23,989	513,621
Net cash used in operating activities	(135,842)	(7,638)	(1,905,333)

Cash flows from investing activities:
Payments on notes receivable	--	--	(1,200)
Repayments of notes receivable	--	1,200	1,200
Organization costs	--	--	(368)
Purchases of property and equipment	--	--	(220,625)
Acquisition of patent rights	--	--	(5,000)
Net cash used in investing activities	--	1,200	(225,993)

Cash flows from financing activities:
Proceeds from short-term debt	5,075	5,300	333,224
Repayment of short-term debt	--	--	(63,348)
Increase in amounts
due to an officer/stockholder	130,750	--	767,493
Purchase of treasury stock	--	--	(1,500)
Proceeds from sale of common stock	--	--	1,095,457
Net cash provided by financing activities	135,825	5,300	2,131,326

Net increase (decrease) in cash	(17)	(1,138)	--
Cash at beginning of period	17	1,192	--

Cash at end of period	$--	$54	$--

Supplemental Cash Flow Information:
Taxes paid	--	--
Interest paid	--	--
Short-term debt converted to common stock	144,543	9,800
Officer loans converted to common stock	636,743	--

The accompanying notes are an integral part of these financial statements.

ENOTES SYSTEMS, INC.

(FORMERLY TOTALMED, INC. AND SUBSIDIARIES)

(A Development Stage Company)

Form 10-QSB/A

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

Form 10-QSB/A

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

Deposits

During the six months ended June 30, 2006, the Company advanced $118,750 to TotalMed Systems, Inc. (“TSI”) for software development, payment of which was made directly by a stockholder to whom a promissory note was issued.  Services were not consummated by TSI and a Release and Settlement Agreement was entered into in August 2006, whereby the Company is to receive a refund of $108,368.  The Company and TSI will release and discharge each other from future claims.

Notes Payable

The Company received an additional $5,075 proceeds for a note during the six months ended June 30, 2006.

Due to Officer/Stockholder

A stockholder advanced expenses and a deposit on behalf of the Company and issued promissory notes in the amounts of $12,000 and $118,750 at June 30, 2006.  The notes bear interest at a rate of 10% and are payable in one year from the date of issuance.

  Interest expense on the notes payable was $908 for the six months ended June 30, 2006.

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

Form 10-QSB/A

Quarter Ended June 30, 2006

Notes to Financial Statements

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

Note 2 – Debt to Stock Conversion

In association with the merger transaction entered into with eNotes Systems, Inc., the Company converted loans payable including accrued interest that were due to the founding officers of the Company to 37,633,098 shares of common stock that were issued to the former management of the Company (TotalMed, Inc.) as well as to the new management of the Company and their designees, during the quarter ended June 30, 2006.  A beneficial conversion feature existed at the various dates of conversion, as the fair market value of the shares exceeded the conversion rate of $.019 as defined by Emerging Issues Task Force No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF 98-5") and No. 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27"). The excess of the fair market value over the conversion rate applied to the number of common shares issued resulted in a charge to interest expense, and increase to net loss of $20,725,892, with the same amount allocated to additional paid-in capital, thereby having no effect on total stockholders’ equity.

Item 2.  Management's Discussion and Analysis

This Quarterly Report on Form 10-QSB/A, including the information incorporated by reference herein, includes "forward looking statement" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Act") and Section 21E of the Securities Act of 1934, as amended ("Act of 34"). All of the statements contained in this Quarterly Report on Form 10-QSB/A, other than statements of historical fact, should be considered forward looking statements, including, but not limited to, those concerning the Company's strategies, objectives and plans for expansion of its operation, products and services and growth in demand for it's products and services. There can be no assurances that these expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from the Company's expectations (the "Risk Factors") are disclosed in this Quarterly report on Form 10-QSB/A. All subsequent written and oral forward looking statements by or attributable to the Company or persons acting on behalf are expressly qualified in their entirety by such Risk Factors. Investors are cautioned not to place undue reliance on these forward looking statements which speak only as of the date hereof and are not intended to give any assurance as to future results. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or reflect the occurrence of unanticipated events.

eNotes Systems, Inc. was formerly known as TotalMed, Inc., and prior to that as Fonecash, Inc. (the "Company").  The Company was incorporated under the laws of the State of Delaware on August 7, 1997 and did not advanve beyond the development stage.  On May 11, 2005, the Company changed its name from FoneCash, Inc. to TotalMed, Inc., and on April 28, 2006, signed a Stock Purchase Agreement to acquire all of the issued and outstanding shares of eNotes Systems, Inc. in exchange for 20,000,000 restricted shares of the Company’s common stock, and thereafter changed its name to eNotes Systems, Inc.  The transaction was effective June 15, 2006, and the Company is now under new management.

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

By:      /s/ Jeffrey Flammang

         ---------------------------------------------------------

         Jeffrey Flammang/CEO

Date:    September 14, 2006

Exhibit 31

CERTIFICATION

I, Jeffrey Flammang, certify that:

(1) I have reviewed this Form 10-QSB/A of eNotes Systems, Inc;

(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

(4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

(5) I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  September 14, 2006

/s/ Jeffrey Flammang

_______________________

Jeffrey Flammang

Chief Executive Officer

Exhibit 32

CERTIFICATION  PURSUANT TO THE SARBANES-OXLEY ACT

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

I, Jeffrey Flammang, Chief Executive Officer of eNotes Systems, Inc. (the “Company”) do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1.  This Quarterly Report on 10-QSB/A of the Company for the period ended June 30, 2006 as filed with the Securities and Exchange Commission (the “report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.  The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  September 14, 2006

/s/ Jeffrey Flammang

_______________________

Jeffrey Flammang

Chief Executive Officer