Form 10QSB
period 2006-09-30
VERIDIGM, INC.
filed 2006-11-17
CIK 1082594

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2006

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

The number of outstanding shares of the registrant's Common Stock, par value $.0001 per share, was 68,705,988 on September 30, 2006.

Transitional Small Business Disclosure format (check one):  Yes [  ]  No [X]

SEC 2334 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control number.

VERIDIGM, INC.

(FORMERLY ENOTES SYSTEMS, INC.)

(FORMERLY TOTALMED, INC. AND SUBSIDIARIES)

(A Development Stage Company)

Quarterly Report on Form 10-QSB

For the Quarter Ended on September 30, 2006

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

               Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005

3

               Consolidated Statements of Operations for the Period Ending September 30, 2006

4

               Consolidated Statements of Shareholders’ Equity for the Period Ending September 30, 2006

5

               Consolidated Statements of Cash Flows for the Period Ending September 30, 2006

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

23

Item 3.  Defaults Upon Senior Securities

23

Item 4.  Submission of Matters to a Vote of Security Holders

23

Item 5.  Other Information

23

Item 6.  Exhibits

23

SIGNATURES

24

VERIDIGM, INC.
(FORMERLY ENOTES SYSTEMS, INC.)
(FORMERLY TOTALMED, INC. AND SUBSIDIARIES)
(A Development Stage Company)
Balance Sheets

ASSETS

	September 30,	December 31,
	2006	2005

Current assets:
Cash	$44,262	$17
Prepaid expenses	27,587	--
	71,849	17

Property and equipment, net	1,082	--

Other assets:
Deposits	108,368	--

Total Assets	$181,299	$17

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$476,904	$491,603
Due to officer/stockholder	591,235	636,743
Notes payable	198,862	302,531
Total Current Liabilities	1,267,001	1,430,877

Contingencies

Stockholders' deficit :
Preferred stock; $.0001 par value; authorized -
10,000,000 shares; issued – none	--	--
Common stock; $.0001 par value; authorized -
500,000,000 shares; issued and outstanding -
68,705,988 shares in 2006 and 5,202,890 in 2005	6,871	520
Additional paid-in capital	26,892,823	4,431,990
Treasury stock, 500 shares at cost	(1,500)	(1,500)
Deficit accumulated during the development stage	(27,983,896)	(5,861,870)
Total Stockholders' (Deficit)	(1,085,702)	(1,430,860)

Total Liabilities and Stockholders' (Deficit)	$181,299	$17

The accompanying notes are an integral part of these financial statements.

VERIDIGM, INC.
(FORMERLY ENOTES SYSTEMS, INC.)
(FORMERLY TOTALMED, INC. AND SUBSIDIARIES)
(A Development Stage Company)
Statements of Operations

	Three Months		Nine Months		Aug. 7, 1997
	Ended		Ended		(Inception) to
	September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006
Revenue:
Sales	$--	$--	$--	$--	$10,840
Cost of sales	--	--	--	--	5,662
Gross profit	--	--	--	--	5,178
Interest income	--	--	--	--	5,257

Total revenue	--	--	--	--	10,435

Costs and expenses:
Depreciation	23	--	23	--	210,449
Amortization	--	--	--	--	4,118
Research and development, related party	--	--	--	--	432,256
Officer's compensation	1,012,506	--	1,020,006	1,250	2,158,326
Impairment of investment in related party	--	--	--	--	50,000
Impairment of investment in subsidiaries	--	--	--	--	450,000
Loss on disposition of assets	--	--	--	--	11,449
SEC litigation settlement	--	--	--	--	110,977
Interest expense	12,117	6,208	23,757	17,907	105,802
Interest expense - beneficial conversion feature	--	--	20,725,892	--	20,725,892
General and administrative	321,996	5,100	352,348	25,028	3,735,062
	1,346,642	11,308	22,122,026	44,185	27,994,331

Net loss	$(1,346,642)	$(11,308)	$(22,122,026)	$(44,185)	$(27,983,896)

Basic and diluted loss per common share	$(0.020)	$(0.002)	$(0.600)	$(0.009)

Weighted average common shares outstanding	67,222,075	5,202,890	36,871,006	5,024,122

The accompanying notes are an integral part of these financial statements.

VERIDIGM, INC.
(FORMERLY ENOTES SYSTEMS, INC.)
(FORMERLY TOTALMED, INC. AND SUBSIDIARIES)
(A Development Stage Company)
Statements of Changes in Stockholders' Equity
For the Period August 7, 1997 (Inception) to September 30, 2006

						Deficit
			Additional			Accumulated
	Common Stock		Paid-in	Treasury Stock		During the
	Shares	Amount	Capital	Shares	Amount	Development Stage

Balances, August 7, 1997 (inception)	-	$-	$-	-	$-	$-
Common stock issued for services
and costs advanced, valued at
$.0001 per share	2,000,000	200	-	-	-	-
Common stock issued for services,
valued at $.15 per share	200,000	20	29,980	-	-	-
Net loss for the period						(61,404)

Balances, December 31, 1997	2,200,000	220	29,980	-	-	(61,404)
Sale of common stock ($.4156 per share)	204,500	20	84,965	-	-	-
Net loss						(95,211)

Balances, December 31, 1998	2,404,500	240	114,945	-	-	(156,615)
Sale of common stock ($.7622 per share)	1,098,505	110	837,160	-	-	-
Services contributed by the
president of the Company	-	-	60,000	-	-	-
Common stock issued for services,
valued at $.81 per share	333,333	33	269,967	-	-	-
Net loss						(785,366)

Balances, December 31, 1999	3,836,338	383	1,282,072	-	-	(941,981)
Sale of common stock ($1.25 per share)	25,000	3	31,247	-	-	-
Common stock issued for services,
valued at $.11 per share	1,466,667	147	157,353	-	-	-
Common stock issued for services,
valued at $.5312 per share	623,367	62	331,071	-	-	-
Purchase of treasury stock	-	-	-	500	(1,500)	-
Net loss						(897,368)

Balances, December 31, 2000	5,951,372	595	1,801,743	500	(1,500)	(1,839,349)
Common stock issued for services,
valued at $.12 per share	6,959,708	696	858,080	-	-	-
Sale of common stock ($.017 per share)	1,087,976	109	17,891	-	-	-
Common stock issued in acquisition
of subsidiaries, valued at $.50 per share	900,000	90	449,910	-	-	-
Net loss						(1,878,498)

Balances, December 31, 2001	14,899,056	1,490	3,127,624	500	(1,500)	(3,717,847)
Sale of common stock ($.012 per share)	10,746,826	1,074	122,878	-	-	-
Common stock issued for services,
valued at $.03 per share	32,928,174	3,293	1,123,851	-	-	-
Net loss						(1,857,167)

RESTATED FROM THIS POINT FORWARD
Balances, December 31, 2002	2,928,704	293	4,379,917	500	(1,500)	(5,575,014)
Common stock issued for services,	850,000	85	16,915	-	-	-
valued at $.001 per share
Common stock issued as repayment of	1,150,000	115	22,885	-	-	-
related party debt
valued at $.001 per share
Net loss						(126,307)

Balances, December 31, 2003	4,928,704	493	4,419,717	500	(1,500)	(5,701,321)
Common stock issued for services,	625,000	63	1,188	-	-	-
valued at $.0001 per share
Net loss						(105,037)

Balances, December 31, 2004	5,553,704	555	4,420,905	500	(1,500)	(5,806,358)
Common stock issued for services,	625,000	63	1,188	-	-	-
valued at $.0001 per share
Common stock issued as repayment of	1,500,000	150	9,650	-	-	-
debt, valued at $.003 per share
Common stock retired	(2,475,819)	(248)	247	-	-	-
Additional shares due to stock split	5			-	-	-
Net loss						(55,512)

Balances, December 31, 2005	5,202,890	520	4,431,990	500	(1,500)	(5,861,870)
Common stock issued as repayment of	2,850,000	285	56,715	-	-	-
debt, valued at $.02 per share
Common stock issued as repayment of	37,633,098	3,764	720,522	-	-	-
debt, valued at $.019 per share
Beneficial conversion feature	-	-	20,725,892	-	-	-
Common stock issued in acquisition of
eNotes Systems, Inc., valued at $.0001	20,000,000	2,000	(2,000)	-	-	-
Common stock issued for services,	1,020,000	102	299,904	-	-	-
valued at $.30 per share
Common stock issued for services,	2,000,000	200	659,800	-	-	-
valued at $.33 per share
Net loss						(22,122,026)

Balances, September 30, 2006	68,705,988	$6,871	$26,892,823	500	$(1,500)	$(27,983,896)

The accompanying notes are an integral part of these financial statements.

VERIDIGM, INC.
(FORMERLY ENOTES SYSTEMS, INC.)
(FORMERLY TOTALMED, INC. AND SUBSIDIARIES)
(A Development Stage Company)
Statements of Cash Flows

	Nine	Nine	Aug. 7, 1997
	Months Ended	Months Ended	(Inception) to
	September 30,	September 30,	September 30,
	2006	2005	2006

Cash flows from operating activities:
Net loss	$(22,122,026)	$(44,185)	$(27,983,896)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation	23	--	210,449
Amortization	--	--	4,118
Common stock issued for services	960,006	1,250	3,814,259
Common stock issued in acquisition of subsidiaries	--	--	450,000
Beneficial conversion feature	20,725,892	--	20,725,892
Common stock issued to an officer in payment of debt	--	--	23,000
Notes issued for payment of expenses	--	--	47,530
Note issued for deposit	(108,368)	--	(108,368)
Write-down of lost inventory	--	--	204,338
Write off uncollectible accounts	--	--	10,840
Loss on disposition of assets	--	--	11,449
Changes in assets and liabilities
Increase in accounts receivable	--	--	(10,840)
(Increase) decrease in inventory	--	--	(204,338)
(Increase) decrease in prepaid expenses	(27,587)	--	(27,587)
Increase in accounts payable	21,100	33,690	512,703
Net cash used in operating activities	(550,960)	(9,245)	(2,320,451)

Cash flows from investing activities:
Payments on notes receivable	--	--	(1,200)
Repayments on notes receivable	--	1,200	1,200
Organization costs	--	--	(368)
Purchases of property and equipment	(1,105)	--	(221,730)
Acquisition of patent rights	--	--	(5,000)
Net cash provided by (used in) investing activities	(1,105)	1,200	(227,098)

Cash flows from financing activities:
Proceeds from short-term debt	5,075	6,900	333,224
Repayment of short-term debt	--	--	(63,348)
Increase in amounts
due to an officer/stockholder	591,235	--	1,227,978
Purchase of treasury stock	--	--	(1,500)
Proceeds from sale of common stock	--	--	1,095,457
Net cash provided by financing activities	596,310	6,900	2,591,811

Net increase (decrease) in cash	44,245	(1,145)	44,262
Cash at beginning of period	17	1,192	--

Cash at end of period	$44,262	$47	$44,262

Supplemental Cash Flow Information:
Taxes paid	--	--
Interest paid	--	--
Short-term debt converted to common stock	144,543	9,800
Officer loans converted to common stock	636,743	--
Accrued interest on loans converted to common stock	(35,799)	--

The accompanying notes are an integral part of these financial statements.

VERIDIGM, INC.

(FORMERLY ENOTES SYSTEMS, INC.)

(FORMERLY TOTALMED, INC. AND SUBSIDIARIES)

(A Development Stage Company)

Form 10-QSB

Quarter Ended September 30, 2006

Notes to Financial Statements

Note 1 – Condensed Consolidated Financial Statements

Basis of Presentation

The accompanying interim unaudited consolidated financial statements include the accounts of Veridigm, Inc. (formerly eNotes Systems, Inc. and TotalMed, Inc.) which is hereafter referred to as (the "Company"). These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's report on Form 10-KSB for the year ended December 31, 2005.

Merger Transaction

The Company entered into a Stock Purchase Agreement on April 28, 2006 to acquire all of the issued and outstanding shares of eNotes Systems, Inc. a Florida corporation, from its selling shareholders in exchange for 20,000,000 shares of restricted common stock of the Company.  Subsequent to the merger, the Company changed its name to eNotes Systems, Inc.  The management of the Company resigned from their positions and the management of Veridigm, Inc. was appointed as the new management of the Company.

Description of Business

The financial statements presented are those of Veridigm, Inc., a development stage company (the “Company”).  The Company was incorporated under the laws of the State of Delaware on August 7, 1997.  The Company is in the business of providing information technology services to healthcare professionals.  The Company has not commenced its business plan and is seeking to raise capital.

The Company has limited operations and in accordance with Statement of Financial Accounting Standards No. 7 (SFAS #7), the Company is considered a development stage company.

VERIDIGM, INC.

(FORMERLY ENOTES SYSTEMS, INC.)

(FORMERLY TOTALMED, INC. AND SUBSIDIARIES)

(A Development Stage Company)

Form 10-QSB

Quarter Ended September 30, 2006

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

Loss Per Common Share

Loss per common share is computed by dividing the net loss by the weighted average shares outstanding during the period. The 2005 weighted average shares outstanding were restated to reflect the reverse stock split – see the Common Stock footnote.

Deposits

During the nine months ended September 30, 2006, the Company advanced $118,750 to TotalMed Systems, Inc. (“TSI”) for software development, payment of which was made directly by a stockholder to whom a promissory note was issued – see Due to Officer/Stockholder footnote.  Services were not consummated by TSI and a Release and Settlement Agreement was entered into, whereby the Company was to receive a refund of $108,368 by August 31, 2006.  The Company has not received such refund to date and has commenced a lawsuit against TSI, demanding TSI to return the deposit of $108,368.  Management anticipates that the Company will be successful in recovering the refund together with interest in full.

Property and equipment and depreciation

Property and equipment are stated at cost.  Depreciation for both financial reporting and income tax purposes is computed using combinations of the straight line and accelerated methods over the estimated lives of the respective assets.  During the nine months ended September 30, 2006, the Company purchased computer equipment totaling $1,105. Computer equipment is depreciated over 5 years.  Maintenance and repairs are charged to expense when incurred.  When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is credited or charged to income.

Depreciation expense of $23 was charged to operations for the nine months ended

September 30, 2006.

VERIDIGM, INC.

(FORMERLY ENOTES SYSTEMS, INC.)

(FORMERLY TOTALMED, INC. AND SUBSIDIARIES)

(A Development Stage Company)

Form 10-QSB

Quarter Ended September 30, 2006

Notes to Financial Statements

Notes Payable

The Company received an additional $5,075 proceeds for a note during the nine months ended September 30, 2006.

Due to Stockholder

A stockholder advanced expenses and a deposit on behalf of the Company and issued promissory notes in the amounts of $12,000 and $118,750 as of June 30, 2006.  The stockholder provided additional loans to the Company totaling $460,485 during the three months ended September 30, 2006.  The notes bear interest at a rate of 10% and are payable in one year from the date of issuance.  Interest expense on the notes payable was $8,178 for the nine months ended

September 30, 2006.

Common Stock

During the nine months ended September 30, 2006, notes payable to former officers of the Company totaling $745,487 plus accrued interest of $35,799 were converted to 40,483,098 shares of common stock, valued at $.019 per share.  The Company issued 3,020,000 shares of restricted common stock to officers in return for covenants in their employment agreements and other consideration, 1,020,000 shares of which were valued at $.30 per share and 2,000,000 shares which were valued at $.33 per share.

In May 2005 two former directors of the company returned 49,516,387 shares of stock to the company. On May 11, 2005 there was a reverse stock split of the common stock of the Company on the basis of one share for each 20 shares outstanding with shareholders of record as of March 1, 2005.  The number of common shares outstanding as a result of the reverse stock split was 5,202,890.  The December 31, 2005 Common Stock and Additional Paid in Capital balances were restated to reflect the reverse stock split.

Note 2 – Debt to Stock Conversion

In association with the merger transaction entered into with Veridigm, Inc., the Company converted loans payable including accrued interest that were due to the founding officers of the Company to 37,633,098 shares of common stock that were issued to the former management of the Company (TotalMed, Inc.) as well as to the new management of the Company and their designees, during the three months ended June 30, 2006.  A beneficial conversion feature existed at the various dates of conversion, as the fair market value of the shares exceeded the conversion rate of $.019 as defined by Emerging Issues Task Force No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF 98-5") and No. 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27"). The excess of the fair market value over the conversion rate applied to the number of common shares issued resulted in a charge to interest expense, and increase to net loss of $20,725,892, with the same amount allocated to additional paid-in capital, thereby having no effect on total stockholders’ equity.

VERIDIGM, INC.

(FORMERLY ENOTES SYSTEMS, INC.)

(FORMERLY TOTALMED, INC. AND SUBSIDIARIES)

(A Development Stage Company)

Form 10-QSB

Quarter Ended September 30, 2006

Notes to Financial Statements

Note 3 – Development and Joint Venture Agreement

On August 22, 2006, the Company entered into an agreement with Jump Communications, Inc. (“Jump”) whereby certain services and products would be designed, developed and provided by Jump for the joint venture that was established pursuant to the agreement.  Jump has the exclusive rights in perpetuity to certain intellectual property relating to video compression and telephony network switch management that enables the delivery between distant end points of full motion video and data using a variety of delivery media and transmission formats (collectively the “Jump System”). These technologies are currently marketed by Jump as the “Jump System”.  The Company is required to make quarterly payment to Jump to ensure the exclusive right to use the Jump System technology, and Jump shall share in the profits of the joint venture.  The Company shall make the payment each quarter for two years, at which time, if the joint venture has achieved certain targeted annualized revenues, the payment obligation shall cease; provided; however, if revenues do not meet or shall fall below such threshold as determined each quarter, the payments shall continue or resume, as the case may be.  Ownership of intellectual property in the products and services developed for the Company and the joint venture by Jump shall be solely and exclusively owned by Jump.

A joint venture fee of $250,000 was charged to operations for the nine months ended September 30, 2006.

Note 4 – Subsequent Events

On November 6, 2006, the Company changed its name from eNotes Systems, Inc. to Veridigm, Inc.  The Company has applied for a new trading symbol and will be trading under its existing symbol until the new symbol has been assigned.  On November 12, 2006, Fred Greenberg of Jump Communications was added to the Company’s Board of Directors.

Item 2.  Management's Discussion and Analysis

This Quarterly Report on Form 10-QSB, including the information incorporated by reference herein, includes "forward looking statement" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Act") and Section 21E of the Securities Act of 1934, as amended ("Act of 34"). All of the statements contained in this Quarterly Report on Form 10-QSB, other than statements of historical fact, should be considered forward looking statements, including, but not limited to, those concerning the Company's strategies, objectives and plans for expansion of its operation, products and services and growth in demand for its products and services. There can be no assurances that these expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from the Company's expectations (the "Risk Factors") are disclosed in this Quarterly report on Form 10-QSB. All subsequent written and oral forward looking statements by or attributable to the Company or persons acting on behalf are expressly qualified in their entirety by such Risk Factors. Investors are cautioned not to place undue reliance on these forward looking statements which speak only as of the date hereof and are not intended to give any assurance as to future results. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or reflect the occurrence of unanticipated events.

Veridigm, Inc. was formerly known as eNotes Systems, Inc., and prior to that as TotalMed, Inc., and prior to that as Fonecash, Inc. (the "Company").  The Company was incorporated under the laws of the State of Delaware on August 7, 1997.  On May 11, 2005, the Company changed its name from FoneCash, Inc. to TotalMed, Inc., and on April 28, 2006, signed a Stock Purchase Agreement to acquire all of the issued and outstanding shares of eNotes Systems, Inc. in exchange for 20,000,000 restricted shares of the Company’s common stock, and thereafter changed its name to eNotes Systems, Inc.  The transaction was effective June 15, 2006, and the Company is now under new management.  On November 6, 2006, the Company changed its name from eNotes Systems, Inc. to Veridigm, Inc.

The Company currently is in the process of developing its telemedicine business together with exploring alternatives to augment its telemedicine business with complementary medical software.  Telemedicine is primarily concerned with the transmission of still images, video, and other forms of medical data between rural and urban areas.  With the development of its telemedicine business, the Company anticipates being able to deliver care to individuals who are some distances away from the specialty care they need.  The Company anticipates implementing its business operations both domestically and internationally.

The Company incurred operating losses of $27,983,896 from inception to September 30, 2006.  The Company expects its accumulated deficit to grow in the near term as expenses are incurred in developing its business.

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

Effective June 15, 2006, eNotes Systems, Inc. merged into the Company, and the Company’s name was changed to eNotes Systems, Inc., and subsequently to Veridigm, Inc.  The Company is in the process of seeking to develop its telemedicine business which it intends to utilize with medical software which will be integrated with the telemedicine technology.

The Company entered into a Joint Venture and Development Agreement with Jump Communications, Inc. on September 7, 2006, under which it is utilizing Jump Communication’s two way audio/video/data transmission technology and private network in its telemedicine application.

Jeff Flammang became the Company’s Chief Executive Officer effective June 1, 2006, and Christopher L. Cella became its Executive Vice President effective August 25, 2006.  Mr. Flammang has now assumed the additional role of President and has been named to its Board of Directors.

The Company incurred an operating loss of $22,122,026 during the nine month period ended September 30, 2006 compared to a loss of $44,185 during the same period in 2005. This increase in the Company’s operating loss of $22,077,841 was attributable to an increase in general and administrative expense, interest expense related to a beneficial conversion feature, and other expenses associated with the implementation of its business plan. The Company spent a total of $432,256 on research and development from inception to September 30, 2006.  The Company expects its accumulated deficit to grow in the near term, but is optimistic that revenues will be generated in the next fiscal year.

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

The Company, in conformity with its business plan, entered into a Joint Venture and Development Agreement with Jump Communications, Inc., on September 7, 2006.  The Agreement provides the joint venture with the Jump two way audio/video/data transmission technology and its private transmission network.  The Company is utilizing the technology to implement its telemedicine business.  The Company will be offering a comprehensive medical cart, with varying peripheral medical equipment, as a component of its telemedicine application.

Results of Operation

General and administrative expenses during the three month period ending September 30, 2006 were $321,996 as compared to $5,100 for the same period in 2005.  This amount increased because the Company is building its business, including adding employees and acquiring equipment, and otherwise building its infrastructure.  .

Balance Sheet Data

The Company's combined cash and cash equivalents totaled $ 44,262 on September 30, 2006 and   $17 on December 31, 2005.

Property and equipment was valued at $ 1,082 on September 30, 2006 and there was no property and equipment on December 31, 2005.

Off Balance-Sheet Arrangements

The Company has no off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

Item 3. Controls and Procedures

As of the end of the end of the quarter end March 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the principal executive officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. As such no changes were made in controls and procedures, and only minor changes have been made in the quarter ended September 30, 2006, for the betterment of the controls and procedures.

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

Item 2.  Changes in Securities

 In the prior quarter, three promissory notes in the principal amounts of $312,700, $324,043, and $108,744, were converted into common stock in four issuances, the latter three of which, in the amounts of 1,587,500 shares, 4,208,464 shares and 31,837,134 shares occurred during this quarter.  These notes have now been fully converted.  Further, 20,000,000 shares of restricted common stock was issued in connection with the merger of eNotes Systems, Inc. into the Company.

In the current quarter, there have been 2 million shares of restricted stock issued, one million to Mr. Flammang and one million to Mr. Cella, both in exchange for covenants in their respective employment agreements.

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

         Jeffrey Flammang/President and CEO

Date:    November 15, 2006