Form 10KSB
period 2006-12-31
VERIDIGM, INC.
filed 2007-04-20
CIK 1082594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20546

FORM 10-KSB

(X)  Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2006

(  )  Transaction Report Under Section 13 or 15(d) of Securities Exchange Act of 1934

For the transition period from ______ to ______

Commission File No: 000-30536

VERIDIGM, INC.

(Name of small business issuer in its charter)

Delaware	22-3530573
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

17383 Sunset Blvd., Suite B-280, Pacific Palisades, California	90270
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (860) 805-0701

Securities registered under S. 12(b) of the Act:  None.

Securities registered under S. 12(g) of the Act: Common stock, par value $.0001 per share.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☑  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes ☑  No ☐

The Registrant’s revenues for its fiscal year ended December 31, 2006 were $0.00.

As of April 13, 2007, we had 68,705,989 shares of common stock, par value 0.001, outstanding, of which approximately 45,705,989 shares were held by non-affiliates. The aggregate market value of common stock held by non-affiliates based on a market value of $0.12 at April 13, 2006 was approximately $701,366.

No documents are incorporated by reference.

Transitional Small Business Disclosure Format (check one): Yes ☐  No☑

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-KSB under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussion under "Description of Business," including the "Risk Factors" described in that section, and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-KSB. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-KSB that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

TABLE OF CONTENTS

Page No.

Forward-Looking Statements

2

Part I

Item 1.

Description of Business.

4

Item 2.

Description of Properties.

8

Item 3.

Legal Proceedings.

8

Item 4.

Submission of Matters to a Vote of Security Holders

9

Part II

Item 5.

Market for Common Equity and Related Stockholder Matters

9

Item 6.

Management's Discussion and Analysis or Plan of Operation

11

Item 7.

Audited Financial Statements.

13

Item 8.

Changes in and Disagreement with Accountants on Accounting and

Financial Disclosure

29

Item 8A.

Controls and Procedures

29

Item 8B.

Other Events

29

Part III

Item 9.

Directors, Executive Officers, Promoters and Control Persons, Compliance

Section 16(a) of the Exchange Act.

29

Item 10.

Executive Compensation.

31

Item 11.

Security Ownership of Certain Beneficial Owners and Management

32

Item 12.

Certain Relationships and Related Transactions.

33

Item 13.

Exhibits

33

Item 14

Principal Accountant Fees and Services

34

Signatures

35

Index to Exhibits

35

PART I

Item 1 –Description of Business

Business Development

Veridigm, Inc. (the “Company”) was incorporated under the name Fonecash, Inc. on August 7, 1997.  Since incorporation, the Company’s name has changed several times to reflect changes in our business:  On May 11, 2005 our name was changed to TotalMed, Inc. on May 11, 2005; on June 15, 2006 our name was changed to eNotes, Systems Inc.  Our name was changed on November 6, 2006 to Veridigm, Inc.

Prior to 2005, the Company (then named Fonecash, Inc.) engaged in the payment processing of transactions for banks and their merchants through its terminals and proprietary system. As part of that operation, the Company was developing a wired and wireless gateway to convert consumers' credit and debit card information collected by mobile merchants into a format that can be processed by banks. The Company intended to act as a payment system service provider between banks, mobile merchants and their customers. The Company intended to charge merchants a fixed transaction fee to process their payments.  This business was substantially wound down beginning in the fourth quarter of 2002, principally due to difficulties encountered by the Company’s then-current management in raising sufficient capital to fund the Company’s business plan.

The Company was substantially inactive until 2005.  In April, 2005 the Company entered into a Stock Purchase Agreement whereby the Company agreed to acquire all of the issued and outstanding shares of TotalMed Systems, Inc. (“TMS”) a Florida corporation, from its selling shareholders in exchange for shares of common stock of the Company.  Under this agreement, the Company was to have issued 20,000,000 restricted common shares from its treasury, in consideration of the purchase by the Company of all of the issued issued and outstanding shares of TMS.  Of the total 20,000,000 shares, 2,000,000 were to have been issued at closing, and the balance of 18,000,000 shares were to be issued once, and if, TMS achieved a minimum revenue level of $10,000,000 of booked sales contracts within one year of the initial closing.

On April 25, 2006 the Company announced the termination of the transaction with TMS, due to a change in the general business operations of TMS.  There was no stock consideration paid by the Company to the shareholders of TMS, and no penalties incurred by the Company to TMS or its selling shareholders.

The Company entered into a Stock Purchase Agreement on April 28, 2006 to acquire all of the issued and outstanding shares of eNotes Systems, Inc. a Florida corporation, from its selling shareholders in exchange for 20,000,000 shares of restricted common stock of the Company.  Pursuant to this transaction, on June 15, 2006 the Registrant filed a Certificate of Ownership with the Secretary of State of the State of Delaware thereby effecting the merger of the Company and eNotes Systems, Inc., and changing the name of the Company. to eNotes Systems, Inc.  Following the completion of this transaction, the Company’s present business is focused on developing opportunities in telemedicine, principally in the area of providing imaging delivery software solutions to the medical industry.

In November, 2006 the Company changed its name to Veridigm, Inc., on the basis that this name more accurately reflected the Company’s then-current focus on the telemedicine industry.

In and subsequent to the fourth quarter, 2006, management re-evaluated the Company’s telemedicine focus and began to look for other business opportunities, with a view to completing some form of merger or acquisition.  Subsequent to the fourth quarter, 2006, in March, 2007, the Company entered into a letter agreement with Dimensions, Inc. (“Dimensions”), an arms length party, relating to the grant by Dimensions of an exclusive license to use certain software and other intellectual property owned by or licensed to Dimensions having application within the gaming industry.  It is intended that the Company will incorporate a new subsidiary company to hold the license from Dimensions, and that this subsidiary company will engage in the development and commercialization (through a second subsidiary of the Company) of gaming software.

The Company has never been involved with any bankruptcy, receivership or similar proceeding.

Our Business

The Company is presently in a start up stage, and most of the Company’s efforts have been towards raising sufficient funds to pursue its business objectives.  The Company has not realized any commercial revenue at this point in its development.

Since inception, the Company has been a technology company, although the focus of the Company’s technology business has changed since incorporation.  In the current fiscal year, the Company’s principal focus has been on developing technologies intended for use within the medical field.  Subsequent to year end, the Company announced a new venture which would see the Company involved in the development and licensing of technology intended for use in the gaming industry.

Since the fourth quarter, 2006, our main business has been a joint venture agreement which the Company entered into in August, 2006 with Jump Communications, Inc. (“Jump”).  That agreement contemplates that certain services and products would be designed, developed and provided by Jump for the joint venture that was established pursuant to the agreement.  Jump has the exclusive rights in perpetuity to certain intellectual property relating to video compression and telephony network switch management that enables the delivery between distant end points of full motion video and data using a variety of delivery media and transmission formats (collectively the “Jump System”). These technologies are currently marketed by Jump as the “Jump System”.  The Company is required to pay to Jump $250,000 on the first day of each calendar quarter to ensure the exclusive right and license to use the Jump System technology.  The Company shall make the $250,000 payment each quarter for two years, at which time, if the joint venture has achieved certain targeted annualized revenues, the payment obligation shall cease; provided; however, if revenues do not meet or shall fall below such threshold as determined each quarter, the payments shall continue or resume, as the case may be.  Ownership of intellectual property in the products and services developed for the Company and the joint venture by Jump shall be solely and exclusively owned by Jump.  The joint venture continues in perpetuity, if the quarterly payments are made or after two years milestones are achieved.

From a market perspective, the intent is that through the joint venture with Jump, the Company will market to the healthcare industry products and services utilizing proprietary hardware-based video compression algorithms, which will support the simultaneous delivery and receipt of video at a constant 30 frames per second, a full color palette, full audio video-synch (lip synch), and no perceptible latency.  The joint venture will also offer its clients a private broadband network that ensures absolute secured transmissions with a guarantee of all-time availability.

As of the date of this report, the Company is reevaluating the delivery of technology and network capabilities of Jump and will attempt to restructure the terms of the joint venture.

Employees

The Company presently has no employees.

Sources of Revenues

From inception through December 31, 2006, the Company had revenue of $ 10,840 from sale of its products.  Currently we have no source of revenue.

Risk Factors

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

The Company has Incurred Losses and Expects Future Losses

The Company has experienced operating losses in each period since inception and expects to incur losses in the future. On December 31, 2006, the Company had an accumulated deficit of $28,420,294. The Company expects to increase its operating expenses. As a result, the Company will need to achieve revenues and profits. The Company's failure to achieve revenues would seriously harm the Company's business and operating results. In fact, the Company may not have any revenue growth.

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

Independent Certified Public Accountant’s Opinion - Going Concern.

The Company's financial statements for the year ended December 31, 2006, were audited by the Company's independent certified public accountant, whose report includes an explanatory paragraph stating that the financial statements have been prepared assuming the Company will continue as a going concern and that the Company has incurred operating losses since its inception that raise substantial doubt about its ability to continue as a going concern.

Our majority shareholders may take action without shareholder vote.

Under certain circumstances, our major shareholders, most of whom are also our officers and directors, may authorize or take corporate action without the notice, approval, consent or vote of the remaining stockholders, subject only to their obligation to timely notify the minority stockholders of the action taken.

The Company Must Retain and Attract Key Personnel

The Company's success depends largely on the skills, experience and performance of the members of its senior management and other key personnel. In the future, the Company's growth will depend upon its ability to attract and retain key management personnel.

Reliance on Key Personnel

The Company presently has no key employees.  In the event the Company engages any person as a key employee in the future, the loss of services of such person could seriously harm the Company's business and would add a significant burden to the Company's future prospects.

There may be potential conflicts of interest.

Our officers and directors may be involved in other ventures and activities and may continue such activities in the future.  If a specific business opportunity should become available, conflicts of interest may arise in the selection between the Company and the other ventures of the officers and directors.  Since no policy has been formulated for the resolution of such potential conflicts, any conflicts which arise will be settled on a case-by-case basis.  There is no guarantee that such a conflict will not result in the Company's inability to participate in particular ventures.

Future Sales of Shares Could Affect the Company's Stock Price

If the Company's stockholders sell substantial amounts of the Company's common stock in the public market, the market price of the Company's common stock could fall. Of the Company's outstanding common stock as of December 31, 2006, 66.1% is eligible for sale in the public market immediately.

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

Item 2. Properties

The Company owns no property. Currently, the Company's principal office is located at 17383 Sunset Blvd., Suite B-280, Pacific Palisades, California, 90272.  The owner of these premises, a former director of the Company, has provided these premises rent-free to the Company, although it is intended that during the subsequent financial year the Company will relocate its principal office.

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

The Company commenced (as sole plaintiff) an action in the Superior Court of California on October 4, 2006 against TotalMed Systems, Inc., a Florida corporation, wherein the Company seeks judgement against TotalMed Systems, Inc. for $108,368.49 in consequence of the alleged breach by TotalMed Systems, Inc. of a Release and Settlement Agreement.  The defendant has filed an Answer to the claim on November 27, 2006 and at December 31, the matter was unresolved and before the Courts.  No counterclaim against the Company was made.

Item 4. - Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter.

On November 2, 2006 the Company submitted an Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934 in respect of an affirmative vote of the majority of the Company’s shareholders in lieu of a vote of all shareholders, to change the Company’s name from eNotes Systems, Inc. to Veridigm, Inc.

PART II

Item 5 - Market for the Registrant's Common Equity and Related Stockholder Matters.

Market Information

The Company's common stock is quoted for trading on the OTC Bulletin Board under the symbol "VRDG".  The following table sets forth the high and low closing prices for the common stock for the periods indicated:

Period	High Price (Bid)	Low Price (Low)
January-March, 2005	0.04	0.002
April-June, 2005	0.06	0.002
July-September, 2005	0.001	0.0001
October-December, 2005	0.0001	0.0001
January-March, 2006	0.12	0.02
April-June, 2006	0.75	0.27
July-September, 2006	0.54	0.27
October-December, 2006	0.37	0.10
As at April 12, 2007	0.12

As the Company’s common shares are quoted for trading only on the Over the Counter market (OTCBB), the quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  As of April 12, 2007, there are nineteen broker-dealers making a market on the Company’s common stock.

The Company's transfer agent is Manhattan Transfer Registrar Co., P.O. Box 361, Holbrook, New York 11741, (631) 585-7341.

Holders

As of December 31, 2006 there were approximately 200 holders of record of the common stock. On December 31, 2006, the closing sales price of the Company's common stock was $0.13 per share.

Dividends

The Company has not paid any cash dividends on its Common Stock and does not presently intend to do so. Future dividend policy will be determined by its Board of Directors on the basis of its earnings, capital requirements, financial condition and other factors deemed relevant.

Securities authorized for issuance under equity compensation plans

The Company has no established equity compensation plans for the issuance of common stock as payment for employees, consultants or other parties. The Company has utilized its common stock for equity compensation from time to time on a transactional basis. In the future, the Company most likely will establish some type of an equity compensation plan to provide incentive to current or future employees and others material to the Company’s business.

Recent Sales of Unregistered Securities

During the period ended September 30, 2006, there were 2 million shares of restricted stock issued, one million to Mr. Flammang and one million to Mr. Cella, both in exchange for covenants in their respective employment agreements.

During the period ended June 30, 2006, three promissory notes in the principal amounts of $312,700, $324,043, and $108,744, were converted into common stock in four issuances, the latter three of which, in the amounts of 1,587,500 shares, 4,208,464 shares and 31,837,134 shares occurred during this quarter.  These notes have now been fully converted.  Further, 20,000,000 shares of restricted common stock was issued in connection with the merger of eNotes Systems, Inc. into the Company.

During the period ended March 31, 2006 the Company issued 2,850,000 shares in partial conversion of various notes payable to several non-affiliated individuals.

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

Item 6 - Management's Discussion and Analysis of Financial Condition and Plan of Operation

General

The Company has had revenues of $10,840 since its inception in August 1997 due to the fact that the Company has consistently been in development since incorporation, and has undergone several changes in its business direction including the most recent refocus during the current financial year on the development of opportunities within the telemedicine sector. Since inception, the Company has not been successful in realizing any significant revenues, and accordingly has incurred net losses in each of its financial years.  The Company’s net loss at December 21, 2006 was $22,558,424 (2005 - $55,512).  Of this total net loss in 2006, $20,725,892 was attributable to the accounting treatment of certain loans payable including accrued interest that were due to the founding officers of the Company which were converted to 37,633,098 shares of common, during the three months ended June 30, 2006.  A beneficial conversion feature existed at the various dates of conversion, as the fair market value of the shares exceeded the conversion rate of $.019 as defined by Emerging Issues Task Force No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF 98-5") and No. 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27"). The excess of the fair market value over the conversion rate applied to the number of common shares issued resulted in a charge to interest expense, and increase to net loss of $20,725,892, with the same amount allocated to additional paid-in capital, thereby having no effect on total stockholders’ equity.

All depreciable assets of the Company were written down to zero in the 2005 financial year, and the Company’s current property and assets have a nominal value of $5,246.

For the period ending December 31, 2006 general and administrative expenses were $682,113 as compared to $55,512 for the same period in 2005.  The significant increase in general and administrative expenses during the current year is attributable to [add language].

The Company's combined cash and cash equivalents totaled at December 31, 2006 of $56,205, compared to $17 for the period ended December 31, 2005.

The Company’s financial statements for the year ended December 31, 2006 also show a deposit to the credit of the Company in the amount of $108,368.  This amount represents an amount payable to the Company pursuant to a release and settlement agreement with TotalMed, Inc., the particulars of which are set out herein under the heading “Legal Proceedings”.  This amount is in dispute, and there is no assurance that the Company will have the benefit of this amount.

There is no assurance that the Company will generate a positive internal cash flow for at least the foreseeable future. The Company currently has limited internal and external sources of liquidity. At this time the Company has no material commitment for capital expenditures.

Liquidity and Capital Resources

The Company presently has no business operations or activity.  At December 31, 2006 the Company had limited cash reserves of $56,205.  It is actively seeking a potential candidate with whom to merge or acquire.

Off-Balance Sheet Arrangements

During the 12 months ended December 31, 2006, the Company did not engage in any off balance sheet arrangements as defined in item 303(c) of the SEC’s Regulation S-B.

Item 7. - Financial Statements

VERIDIGM, INC.

(FORMERLY ENOTES SYSTEMS, INC.)

(FORMERLY TOTALMED, INC. AND SUBSIDIARIES)

(A Development Stage Company)

Audited Financial Statements for the years ended December 31, 2006 and 2005

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

13

AUDITED FINANCIAL STATEMENTS

Balance Sheets as at December 31 , 2006 and 2005

14

Statements of Operations for the years ended December 31, 2006 and 2005, and for the Period August 7, 1997 (Inception) to December 31, 2006

15

Statement of Changes in Stockholders’ Equity for the Period August 7, 1997 (Inception)

to December 31, 2006

16

Statements of Cash Flows for the years ended December 31, 2006 and 2005 and for the Period August 7, 1997 (Inception) to December 31, 2006

20

NOTES TO FINANCIAL STATEMENTS

21

Michael F. Albanese, CPA
18 Lisa Court
Parsippany, NJ 07054

TELEPHONE: (201) 406-5733
FACSIMILE: (973) 887-9103

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

To the Board of Directors and Stockholders
Veridigm, Inc.
17383 Sunset Blvd., Suite B-280, Pacific Palisades, California 90270

I have audited the accompanying consolidated balance sheets of Veridigm, Inc. (a Delaware corporation in the development stage) and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended and for the period August 7, 1997
(inception) to December 31, 2006. These consolidated financial statements are the responsibility of the
Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Veridigm, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended and from August 7, 1997 (inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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
April 19, 2007

VERIDIGM, INC.
(FORMERLY ENOTES SYSTEMS, INC.)
(FORMERLY TOTALMED, INC. AND SUBSIDIARIES)
(A Development Stage Company)
BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2006	2005

Current assets:
Cash	$56,205	$17

Property and equipment, net	5,246	--
Total Assets	$61,451	$17

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$559,422	$491,603
Due to officer/stockholder	923,235	636,743
Notes payable	223,862	302,531
Total Current Liabilities	1,706,519	1,430,877

Contingencies

Stockholders' deficit :
Preferred stock; $.0001 par value; authorized -
10,000,000 shares; issued - none	--	--
Common stock; $.0001 par value; authorized -
500,000,000 shares; issued and outstanding -
68,705,989 shares in 2006 and 5,202,890 in 2005	6,871	520
Additional paid-in capital	26,892,823	4,431,990
Treasury stock, 500 shares at cost	(1,500)	(1,500)
Deficit accumulated during the development stage	(28,543,262)	(5,861,870)
Total Stockholders' (Deficit)	(1,645,068)	(1,430,860)
Total Liabilities and Stockholders' (Deficit)	$61,451	$17

The accompanying notes are an integral part of these statements.

VERIDIGM, INC.
(FORMERLY ENOTES SYSTEMS, INC.)
(FORMERLY TOTALMED, INC. AND SUBSIDIARIES)
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Aug. 7, 1997
	Year Ended	Year Ended	(Inception) to
	December 31,	December 31,	December 31,
	2006	2005	2006

Revenue:
Sales	$--	$--	$10,840
Cost of sales	--	--	5,662
Gross profit	--	--	5,178
Interest income	--	--	5,257

Total revenue	--	--	10,435

Costs and expenses:
Depreciation	300	--	210,726
Amortization	--	--	4,118
Research and development, related party	--	--	432,256
Officer's compensation	1,102,506	1,250	2,240,826
Impairment of investment in related party	--	--	50,000
Impairment of investment in subsidiaries	--	--	450,000
Loss on disposition of assets	--	--	11,449
SEC litigation settlement	--	--	110,977
Interest expense	47,613	25,595	129,658
Interest expense - beneficial conversion feature	20,725,892	--	20,725,892
General and administrative	805,081	28,667	4,187,795
	22,681,392	55,512	28,553,697
Net loss	$(22,681,392)	$(55,512)	$(28,543,262)

Basic and diluted loss per common share	$(.51)	$(.01)

Weighted average common shares outstanding	44,895,166	5,069,671

The accompanying notes are an integral part of these statements.

VERIDIGM, INC.

(FORMERLY ENOTES SYSTEMS, INC.)

(FORMERLY TOTALMED, INC. AND SUBSIDIARIES)

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Period August 7, 1997 (Inception) to December 31, 2006

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

For the Period August 7, 1997 (Inception) to December 31, 2006

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

(FORMERLY ENOTES SYSTEMS, INC.)

(FORMERLY TOTALMED, INC. AND SUBSIDIARIES)

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Period August 7, 1997 (Inception) to December 31, 2006

						Deficit
						Accumulated
			Additional			During the
	Common Stock		Paid-in	Treasury Stock		Development
	Shares	Amount	Capital	Shares	Amount	Stage
Common stock issued for services,	850,000	85	16,915	-	-	-
valued at $.001 per share
Common stock issued as repayment of	1,150,000	115	22,885	-	-	-
related party debt
valued at $.001 per share
Net loss						(126,307)
Balances, December 31, 2003	4,928,704	493	4,419,717	500	(1,500)	(5,701,321)

Common stock issued for services,	625,000	63	1,188	-	-	-
valued at $.0001 per share
Net loss						(105,037)
Balances, December 31, 2004	5,553,704	555	4,420,905	500	(1,500)	(5,806,358)

Common stock issued for services,	625,000	63	1,188	-	-	-
valued at $.0001 per share
Common stock issued as repayment of	1,500,000	150	9,650	-	-	-
debt, valued at $.003 per share
Common stock retired	(2,475,819)	(248)	247	-	-	-
Additional shares due to stock split	6			-	-	-
Net loss						(55,512)
Balances, December 31, 2005	5,202,891	520	4,431,990	500	(1,500)	(5,861,870)

(continued)

The accompanying notes are an integral part of these statements.

VERIDIGM, INC.

(FORMERLY ENOTES SYSTEMS, INC.)

(FORMERLY TOTALMED, INC. AND SUBSIDIARIES)

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Period August 7, 1997 (Inception) to December 31, 2006

						Deficit
						Accumulated
			Additional			During the
	Common Stock		Paid-in	Treasury Stock		Development
	Shares	Amount	Capital	Shares	Amount	Stage
Common stock issued as repayment of	2,850,000	285	56,715	-	-	-
debt, valued at $.02 per share
Common stock issued as repayment of	37,633,098	3,764	720,522	-	-	-
debt, valued at $.019 per share
Beneficial conversion feature	-	-	20,725,892	-	-	-
Common stock issued in acquisition of
eNotes Systems, Inc., valued at $.0001	20,000,000	2,000	(2,000)	-	-	-
Common stock issued for services,	1,020,000	102	299,904	-	-	-
valued at $.30 per share
Common stock issued for services,	2,000,000	200	659,800	-	-	-
valued at $.33 per share
Net loss						(22,681,392)
Balances, December 31, 2006	68,705,989	$6,871	$26,892,823	500	$(1,500)	$(28,543,262)

The accompanying notes are an integral part of these statements.

VERIDIGM, INC.
(FORMERLY ENOTES SYSTEMS, INC.)
(FORMERLY TOTALMED, INC. AND SUBSIDIARIES)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Aug. 7, 1997
	Year Ended	Year Ended	(Inception) to
	December 31,	December 31,	December 31,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(22,681,392)	$(55,512)	$(28,543,262)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation	300	--	210,726
Amortization	--	--	4,118
Common stock issued for services	960,006	1,250	3,814,259
Common stock issued in acquisition of subsidiaries	--	--	450,000
Beneficial conversion feature	20,725,892	--	20,725,892
Common stock issued to an officer in payment of debt	--	--	23,000
Notes issued for payment of expenses	--	6,250	47,530
Write-down of lost inventory	--	--	204,338
Write off uncollectible accounts	--	--	10,840
Loss on disposition of assets	--	--	11,449
Changes in assets and liabilities
Increase in accounts receivable	--	--	(10,840)
(Increase) decrease in inventory	--	--	(204,338)
Increase in accounts payable	103,618	35,437	595,221
Net cash used in operating activities	(891,576)	(12,575)	(2,661,067)

Cash flows from investing activities:
Payments on notes receivable	--	--	(1,200)
Repayments of notes receivable	--	1,200	1,200
Organization costs	--	--	(368)
Purchases of property and equipment	(5,546)	--	(226,171)
Acquisition of patent rights	--	--	(5,000)
Net cash provided by (used in) investing activities	(5,546)	1,200	(231,539)

Cash flows from financing activities:
Proceeds from short-term debt	30,075	10,200	358,224
Repayment of short-term debt	--	--	(63,348)
Increase in amounts
due to an officer/stockholder	923,235	--	1,559,978
Purchase of treasury stock	--	--	(1,500)
Proceeds from sale of common stock	--	--	1,095,457
Net cash provided by financing activities	953,310	10,200	2,948,811

Net increase (decrease) in cash	56,188	(1,175)	56,205
Cash at beginning of year	17	1,192	--
Cash at end of year	$56,205	$17	$56,205

Supplemental Cash Flow Information:
Taxes paid	--	--
Interest paid	--	--
Short-term debt converted to stock	144,543	9,800
Officer loans converted to common stock	636,743	--
Accrued interest on loans converted to common stock	(35,799)	--
Software distribution agreement costs advanced
by stockholder	(108,368)	--

The accompanying notes are an integral part of these statements.

VERIDIGM, INC.

(FORMERLY ENOTES SYSTEMS, INC.)

(FORMERLY TOTALMED, INC. AND SUBSIDIARIES)

(A Development Stage Company)

Notes to Financial Statements

Note 1 - Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

The financial statements presented are those of Veridigm, Inc., (formerly eNotes Systems, Inc. and TotalMed, Inc.) a development stage company (the “Company”). The Company was incorporated under the laws of the State of Delaware on August 7, 1997. The Company intends to engage in the development and commercialization of online gaming software.  The Company has not commenced its business plan and is seeking to raise capital.

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

VERIDIGM, INC.

(FORMERLY ENOTES SYSTEMS, INC.)

(FORMERLY TOTALMED, INC. AND SUBSIDIARIES)

(A Development Stage Company)

Notes to Financial Statements

Property and equipment and depreciation

Property and equipment are stated at cost.  Depreciation for both financial reporting and income tax purposes is computed using combinations of the straight line and accelerated methods over the estimated lives of the respective assets.  During the year ended December 31, 2006, the Company purchased computer equipment totaling $5,546. Computer equipment is depreciated over 5 years.  Maintenance and repairs are charged to expense when incurred.  When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is credited or charged to income.

Depreciation expense of $300 was charged to operations for the year ended December 31, 2006.

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

Note 2 - Stockholders' Equity (Deficit)

Common Stock

During the year ended December 31, 2006, notes payable to former officers of the Company totaling $745,487 plus accrued interest of $35,799 were converted to 40,483,098 shares of common stock, valued at $.019 per share.  The Company issued 3,020,000 shares of common stock to officers for services, 1,020,000 shares of which were valued at $.30 per share and 2,000,000 shares which were valued at $.33 per share.

VERIDIGM, INC.

(FORMERLY ENOTES SYSTEMS, INC.)

(FORMERLY TOTALMED, INC. AND SUBSIDIARIES)

(A Development Stage Company)

Notes to Financial Statements

Two former directors of the company returned 49,516,387 shares of stock to the company on February 1, 2005. On May 11, 2005 there was a reverse stock split of the common stock of the Company on the basis of one share for each 20 shares outstanding with shareholders of record as of March 1, 2005.  The number of common shares outstanding as a result of the reverse stock split was 5,202,890.  The December 31, 2004 common stock and additional paid in capital balances were restated to reflect the reverse stock split.

On March 1, 2005, prior to the reverse stock split, the loan balance payable to Public Entity Acquisition Corp. (“PEACE”) of $9,800 was converted to 30,000,000 shares of common stock of the Company, valued at $.0003 per share.

Dividends may be paid on outstanding shares as declared by the Board of Directors from time to time. Each share of common stock is entitled to one vote.

Stock Options

At December 31, 2001 the Company reserved and granted 800,000 shares of common stock for issuance in connection with the stock option plan at an exercise price of $.50 per share. No options have been exercised as of December 31, 2006.

Preferred Stock

No shares of the Company’s preferred stock have been issued or are outstanding. Dividends, voting rights and other terms, rights and preferences of the preferred shares have not been designated but may be designated by the Board of Directors from time to time.

Note 3 – Debt to Stock Conversion

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

VERIDIGM, INC.

(FORMERLY ENOTES SYSTEMS, INC.)

(FORMERLY TOTALMED, INC. AND SUBSIDIARIES)

(A Development Stage Company)

Notes to Financial Statements

Note 4 - Income Taxes

There is no provision for income taxes since the Company has incurred net operating losses. At December 31, 2006, the Company has net operating loss carryforwards which may be available to offset future taxable income through 2026 in the amount of $7,143,558. A deferred tax asset has not been recorded for the net operating loss carryforwards due to uncertainties as to the ultimate realization of the deferred tax asset. The tax returns of the Company have not been filed.

Note 5 – Notes Payable

Notes payable totaling $223,862 and $302,531 consisted of the following at December 31, 2006 and 2005, respectively:

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

Five demand notes payable totaling $19,725 to Public Entity Acquisition Corp. (“PEACE”), unsecured, with interest at 6%, due at various dates in 2006.  The Company is in default with respect to the terms of this note. No legal action has been taken by the noteholder as of the date of this report.

VERIDIGM, INC.

(FORMERLY ENOTES SYSTEMS, INC.)

(FORMERLY TOTALMED, INC. AND SUBSIDIARIES)

(A Development Stage Company)

Notes to Financial Statements

A demand note payable in the amount of $25,000 to an individual, unsecured, with no interest, due February 10, 2007. The Company is in default with respect to the terms of this note. No legal action has been taken by the noteholder as of the date of this report.

Interest expense on notes payable of $47,613 and $25,595 was charged to operations for the years ended December 31, 2006 and 2005, respectively.

Note 6 - Going Concern

The Company’s consolidated financial statements have been prepared in conformity with principles of accounting applicable to a going concern. These principles contemplate the realization of assets and liquidation of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company has incurred significant net losses and as of December 31, 2006, reflects a deficit accumulated during the development stage of $28,543,262. The Company has not commenced its planned principal operations. The Company’s continued existence is dependent on its ability to generate sufficient cash flow or raise additional capital to meet its obligations on a timely basis. The Company has been exploring sources to obtain additional equity or debt financing. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. Accordingly, the Company’s continuation as a going concern is in substantial doubt and the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence.

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

VERIDIGM, INC.

(FORMERLY ENOTES SYSTEMS, INC.)

(FORMERLY TOTALMED, INC. AND SUBSIDIARIES)

(A Development Stage Company)

Notes to Financial Statements

During the year ended December 31, 2006, the Company advanced $118,750 to TotalMed Systems, Inc. (“TSI”) under a software distribution agreement, payment of which was made directly by a stockholder to whom a promissory note was issued.  Services were not consummated by TSI and a Release and Settlement Agreement was entered into, whereby the Company was to receive a refund of $108,368 by August 31, 2006.  The Company has not received such refund as of the date of this report and has commenced a lawsuit against TSI, demanding TSI to return the deposit of $108,368.  Management cannot speculate whether the Company will be successful in recovering the refund in full, and has accordingly charged the deposit of $108,368 to operations.

Note 8 - Related Party Transactions

Due to Officer/Stockholder

A stockholder advanced expenses and a deposit on behalf of the Company and issued promissory notes in the amounts of $32,000 and $118,750 as of December 31, 2006.  The stockholder provided additional loans to the Company totaling $772,485 during the year ended December 31, 2006.  The notes bear interest at a rate of 10% and are payable in one year from the date of issuance.  Interest expense on the notes payable was $19,009 for the year ended December 31, 2006.

Note 9- Consulting Agreements

The Company entered into a consulting agreement with Advance Data Information Corporation ("ADI"), a Taiwan corporation owned by Dr. Wu, a former officer and director of the Company, in which ADI was engaged as the research and development laboratory for the Company’s original planned business. The Company was to have exclusive ownership rights to any and all products that were developed as a result of this agreement. The Company issued 200,000 shares of its common stock to Dr. Wu in August 1997, valued at $.15 per share, 333,333 shares in June 1999, valued at $.81 per share, 1,466,667 shares in December 2000, valued at $.11 per share, 2,400,000 shares in March 2002, valued at $.04 and 17,000,000 shares in June 2003, valued at $.001 for services rendered.  On February 1, 2005, all of these shares were returned to the Company and retired to treasury as unissued.

VERIDIGM, INC.

(FORMERLY ENOTES SYSTEMS, INC.)

(FORMERLY TOTALMED, INC. AND SUBSIDIARIES)

(A Development Stage Company)

Notes to Financial Statements

Note 10 – Development and Joint Venture Agreement

On August 22, 2006, the Company entered into an agreement with Jump Communications, Inc. (“Jump”) whereby certain services and products would be designed, developed and provided by Jump for the joint venture that was established pursuant to the agreement.  Jump has the exclusive rights in perpetuity to certain intellectual property relating to video compression and telephony network switch management that enables the delivery between distant end points of full motion video and data using a variety of delivery media and transmission formats (collectively the “Jump System”). These technologies are currently marketed by Jump as the “Jump System”.  The Company is required to pay to Jump $250,000 on the first day of each calendar quarter to ensure the exclusive right and license to use the Jump System technology.  The Company shall make the $250,000 payment each quarter for two years, at which time, if the joint venture has achieved certain targeted annualized revenues, the payment obligation shall cease; provided; however, if revenues do not meet or shall fall below such threshold as determined each quarter, the payments shall continue or resume, as the case may be.  Ownership of intellectual property in the products and services developed for the Company and the joint venture by Jump shall be solely and exclusively owned by Jump.

As of the date of this report, the Company is reevaluating the delivery of technology and network capabilities of Jump and will attempt to restructure the terms of the joint venture.

A licensing fee of $250,000 was charged to operations for the year ended December 31, 2006.

Note 11 – Commitments and Contingencies

The Company provides accruals for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated.

Note 12 – Subsequent Events

On March 19, 2007, the Company completed the signing of a definitive agreement with Dimensions Inc. in which Dimensions Inc. has granted to the Company an exclusive worldwide royalty bearing license (with the exception of the United States of America).  This new royalty bearing license allows the Company the ability to be a leading international provider of progressive gaming software. Included in the agreement is the right to sublicense, to use all patent rights, software, URL's, applicable trademarks and other intellectual property Dimensions Inc. has the rights to. The Company has commenced action to change its name to Magnus Entertainment Group Ltd. and its jurisdiction will change from Delaware to Nevada.

Item 8. - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. - Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures in accordance with Rule 13a-15 under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company. in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. - Other Information

None.

PART III

Item 9 - Directors and Executive Officers

Directors and Executive Officers

All current directors will hold office until the next annual stockholders' meeting and until their successors have been elected or qualified or until their death, resignation, retirement, removal, or disqualification. Vacancies on the board will be filled by a majority vote of the remaining directors. Officers of the Company serve at the discretion of the Board of Directors.

There are no family relationships among our directors and executive officers.

At December 31, 2006 the directors and executive officers of the Company were as follows:

Name	Age	Position
Jeffrey Flammang [1]		Director, President and Chief Executive Officer
Jeffrey Eng [2]	66	Director
Christopher L. Cella [3]		Executive Vice President

Notes:

1.  Mr. Flammang resigned as a director and officer on March 4, 2007.

2.  Mr. Eng was appointed to the offices of President and Chief Executive Officer on March 4, 2007. He currently also acts as Chief Financial Officer.

3.  Mr. Cella resigned December 22, 2006.

4.  Abraham Pierce, a former Director and President, resigned May 5, 2006.

5.  Alise Mills was appointed a Director and Vice President, Corporate Communications on March 7, 2007.  At March 7, 2007 the Board of Directors of the Company consisted of Jeffrey Eng and Alise Mills.

Mr. Flammang studied finance and accounting at the University of Texas at Arlington, and is a seasoned executive with twenty years experience in building companies.  Mr. Flammang’s background includes significant involvement in healthcare, including in the formation of an insurance company and as one of the founders of a publicly traded company which owns and operates assisted living facilities.

Mr. Eng., B.A.Sc., has substantial experience in administration and engineering.  For the 5 years prior to his joining the Company, Mr. Eng was retired. Immediately prior to his retirement, he was a Senior Staff Engineer for Nexen Inc. from October 1994 through March 2000.

Mr. Cella graduated from Columbia University Law School in 1981, studied international law at Oxford University, practiced law with international law firm Gibson Dunn & Crutcher through 1990, and served as Vice President, General Counsel and Secretary of Holly Corporation from 1990 through 1999, before returning to private practice with Cella Lange & Cella LLP where he did transactional work.  Mr. Cella jointed the Company July 1, 2006.

The Company presently has no plans, policies or understandings in place with respect to the compensation of any of its directors or officers.

Audit Committee

The Company does not have a separately designated audit committee, but rather the entire Board of Directors serves as the Company’s audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Based upon a review of copies of reports furnished to the Company during the fiscal year ended December 31, 2006, which reports are filed under Section 16(a) of the Securities Exchange Act of 1934, the Company knows of no director, officer, or beneficial owner of more than 10% of the Company’s common stock who failed to file on a timely basis any report required by Section 16(a).

Code of Ethics

The Company has not adopted a code of ethics which applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  This is principally due to the significant changes in the Company’s management.  Current management intends to adopt a code of ethics during the next fiscal year.

Compensation of Directors and Officers

The Company presently has no plans, policies or understandings in place with respect to the compensation of any of its directors or officers.

Employment Contracts and Change-in-Control Arrangements

The Company currently has no written employment contracts with its management or other employees. The Company also does not have any change-in-control arrangements with any person. The Company also does not have any plans, arrangements or understandings to pay any accrued earnings in the future.

Legal Proceedings

None of the following events occurred during the past five years in respect of any person who during the year ended December 31, 2006 held the office of director, person nominated to become a director, executive officer, promoter or control person of the Company:

(1) Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2) Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

(4) Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Item 10 - Executive Compensation

The following table sets forth the compensation paid to the Chief Executive Office for services rendered during fiscal years ended December 31, 2006, 2005 and 2004:

Name and Position	Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation	Total
Abraham Pierce Former President and CEO	2006	0	0	0	0	0	0
	2005	0	0	12,500,000	0	0	$1,250
	2004	0	0	12,500,000	0	0	$1,250
Jeffrey Flammang Former President and CEO	2006	0	0	0	0	0	0
Jeffrey Eng President and CEO	2006	0	0	0	0	0	0

Outstanding Equity Awards

There were no outstanding equity awards, unexercised options, unvested stock, or equity incentive plan awards as of December 31, 2006 for any of the executive officers named in the Summary Compensation Table above.

Employment Agreements

None

Compensation of Directors

The Company’s former President and CEO, Mr. Pierce, received 12,500,000 shares of restricted common stock valued at $1,250 for services rendered to the Company in his capacity as president for each of the years ended December 31, 2005 and 2004.  Mr. Pierce resigned as a director and officer in March, 2007.

Directors do not currently receive any cash compensation.

Item 11 - Security Ownership of Certain Beneficial Owners and Management

The following table contains information relating to the beneficial ownership of Common Stock by members of the Board of Directors and the Company’s officers as a group, as well as certain other beneficial owners as of March 30, 2007. Information as to the number of shares of Common Stock owned and the nature of ownership has been provided by these individuals or is based on Schedules 13D, or any amendment thereto, received by the Company as filed with the Securities and Exchange Commission, or other information, and is not within the direct knowledge of the Company.  Unless otherwise indicated, the named individuals possess sole voting and investment power with respect to the shares listed.

Name and Address of Beneficial Owner	Shares Beneficially Owned (1), (2)
	Number	Percent
Jeffrey Eng (3) 205-2922 Glen Drive Coquitlam, BC Canada V3B 2P5	20,000,000	29.11
Alise Mills (4) 205-2922 Glen Drive Coquitlam, BC Canada V3B 2P5	0	0.00

1.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares.  Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned.

2.

The number and percentage of shares beneficially owned are based on 68,705,988 shares of common stock issued and outstanding as of March 30, 2007. We are not aware that either of the above listed  stockholders have the right to acquire beneficial  ownership of any shares of the Company's common stock within 60 days after the date of this Information Statement.

3.

Mr. Eng is our President, CEO and a director.

4.

Ms. Mills is our Vice President – Corporate Communications and a director.

At December 31, 2006 there were 68,705,988 shares of common stock issued and outstanding, with a par value of $.0001 per share, in the capital of the Company, each being entitled to one vote.

There are no arrangements either presently or planned that will results in a change of control of the Company.

Item 12 - Certain Relationships and Related Transactions

The Company was indebted to former officers/stockholders in the amount of $636,743 as of December 31, 2005, which includes $424,281 for unpaid salary, $58,200 for research and development expenses, as discussed below, and $154,262 for merchandise purchases and expenses advanced on behalf of the Company. There are no specific terms for repayment. There is also $167,950 owed to Advance Data Information Corporation (“ADI”), a Taiwan corporation owned by a former director/stockholder of the Company for purchases made by the Company. At December 31, 2005, the conversion rate was $0.10 per share.  On January 16, 2006 the Board of Directors of the Company voted to reduce the conversion rate of these notes payable to $0.02 per share, and certain of the notes were subsequently converted in June, 2006.

The Company had leased its executive offices and storage facilities from the former president of the Company under a month-to-month operating lease since the Company’s inception. expense was $0 for the years ended December 31, 2006 and 2005, respectively.

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

Item 13 - Exhibits

Financial Statements, (Inception to December 31, 2006)

Independent Auditor's Report

Balance Sheet

Statement of Income (Loss)

Statement of Changes in Stockholders' Equity

Statement of Cash Flow

Notes to Financial Statement

Exhibits

31.1

Rule 13a-14(a)/15d-14(a) Certification

32.1

Section 1350 Certification

Item 14. – Principal Accountant Fees and Services

The Company’s board of directors reviews and approves audit and permissible non-audit services performed by the authorized independent public accountants as well as the fees charged by the authorized independent public accountants for such services. In its review of non-audit service fees and its appointment of the authorized independent public accountants as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining the authorized independent public accountants’ independence. All of the services provided and fees charged by the authorized independent public accountants in 2006 were pre-approved by the board of directors.

Audit Fees

The aggregate fees billed by the authorized independent public accountants for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-KSB for 2006 and 2005 were $12,000 and $12,000 respectively, net of expenses.

Audit-Related Fees

There were no other fees billed by the authorized independent public accountants during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

The aggregate fees billed by the authorized independent public accountants during the last two fiscal years for professional services rendered by the authorized independent public accountants for tax compliance for 2006 and 2005 were $250 and $250, respectively.

All Other Fees

There were no other fees billed by the authorized independent public accountants during the last two fiscal years for products and services provided by authorized independent public accountants.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized on April 19, 2007.

Veridigm, Inc.

By:/s/ Jeffrey Eng

-------------------------------

Jeffrey Eng

President, Chief Executive Officer, and acting Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on  behalf of the Registrant and in the capacities on the date indicated.

By:/s/ Alise Mills

--------------------------------

Director, Vice-President: Corporate Communications

April 19 2007

Index to Exhibits

31.1

Rule 13a-14(a)/15d-14(a) Certification

32.1

Section 1350 Certification

35