Form 10QSB
period 2007-03-31
VERIDIGM, INC.
filed 2007-05-21
CIK 1082594

OMB APPROVAL
OMB Number: 3235-0416 Expires: April 30, 2007 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2007

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _____to ______

Commission file number: 000-30536

Veridigm, Inc.

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

The number of outstanding shares of the registrant's Common Stock, par value $.0001 per share, was 68,705,989 on March 31, 2007

Transitional Small Business Disclosure format (check one):  Yes [  ]  No [X]

PART I

ITEM 1.  FINANCIAL STATEMENTS

VERIDIGM, INC.
(FORMERLY ENOTES SYSTEMS, INC.)
(FORMERLY TOTALMED, INC. AND SUBSIDIARIES)
(A Development Stage Company)
Balance Sheets

ASSETS

	March 31,	December 31,
	2007	2006
Current assets:
Cash	$--	$56,205

Property and equipment, net	4,802	5,246
Total Assets	$4,802	$61,451

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$593,017	$559,422
Due to officer/stockholder	948,235	923,235
Notes payable	223,862	223,862
Total Current Liabilities	1,765,114	1,706,519

Contingencies

Stockholders' deficit :
Preferred stock; $.0001 par value; authorized -
10,000,000 shares; issued - none	--	--
Common stock; $.0001 par value; authorized -
500,000,000 shares; issued and outstanding -
68,705,989 shares	6,871	6,871
Additional paid-in capital	26,892,823	26,892,823
Treasury stock, 500 shares at cost	(1,500)	(1,500)
Deficit accumulated during the development stage	(28,658,506)	(28,543,262)
Total Stockholders' (Deficit)	(1,760,312)	(1,645,068)
Total Liabilities and Stockholders' (Deficit)	$4,802	$61,451

VERIDIGM, INC.
(FORMERLY ENOTES SYSTEMS, INC.)
(FORMERLY TOTALMED, INC. AND SUBSIDIARIES)
(A Development Stage Company)
Statements of Operations

	Three	Three	Aug. 7, 1997
	Months Ended	Months Ended	(Inception) to
	March 31,	March 31,	March 31,
	2007	2006	2007

Revenue:
Sales	$--	$--	$10,840
Cost of sales	--	--	5,662
Gross profit	--	--	5,178
Interest income	--	--	5,257

Total revenue	--	--	10,435

Costs and expenses:
Depreciation	444	--	211,170
Amortization	--	--	4,118
Research and development, related party	--	--	432,256
Officer's compensation	15,000	--	2,255,826
Impairment of investment in related party	--	--	50,000
Impairment of investment in subsidiaries	--	--	450,000
Loss on disposition of assets	--	--	11,449
Interest expense	28,147	5,992	139,124
Interest expense - beneficial conversion feature	--	--	129,658
SEC litigation settlement	--	--	20,725,892
General and administrative	71,653	5,087	4,259,448
	115,244	11,079	28,668,941

Net loss	$(115,244)	$(11,079)	$(28,658,506)

Basic and diluted loss per common share	$(.00)	$(.00)

Weighted average common shares outstanding	68,705,989	6,817,890

VERIDIGM, INC. (FORMERLY ENOTES SYSTEMS, INC.) (FORMERLY TOTALMED, INC. AND SUBSIDIARIES)
(A Development Stage Company)
Statements of Changes in Stockholders' Equity
For the Period August 7, 1997 (Inception) to March 31, 2007

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
For the Period August 7, 1997 (Inception) to March 31, 2007

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

VERIDIGM, INC. (FORMERLY ENOTES SYSTEMS, INC.) (FORMERLY TOTALMED, INC. AND SUBSIDIARIES)
(A Development Stage Company)
Statements of Changes in Stockholders' Equity
For the Period August 7, 1997 (Inception) to March 31, 2007

						Deficit
						Accumulated
			Additional			During the
	Common Stock		Paid-in	Treasury Stock		Development
	Shares	Amount	Capital	Shares	Amount	Stage
Common stock issued for services,	625,000	63	1,188	-	-	-
valued at $.0001 per share
Common stock issued as repayment of	1,500,000	150	9,650	-	-	-
debt, valued at $.003 per share
Common stock retired	(2,475,819)	(248)	247	-	-	-
Additional shares due to stock split	6			-	-	-
Net loss						(55,512)

Balances, December 31, 2005	5,202,891	520	4,431,990	500	(1,500)	(5,861,870)

Common stock issued as repayment of	2,850,000	285	56,715	-	-	-
debt, valued at $.02 per share
Common stock issued as repayment of	37,633,098	3,764	720,522	-	-	-
debt, valued at $.019 per share
Beneficial conversion feature	-	-	20,725,892	-	-	-
Common stock issued in acquisition of
eNotes Systems, Inc., valued at $.0001	20,000,000	2,000	(2,000)	-	-	-
Common stock issued for services,	1,020,000	102	299,904	-	-	-
valued at $.30 per share
Common stock issued for services,	2,000,000	200	659,800	-	-	-
valued at $.33 per share
Net loss						(22,681,392)

Balances, December 31, 2006	68,705,989	6,871	26,892,823	500	(1,500)	(28,543,262)

Net loss						(115,244)

Balances, March 31, 2007	68,705,989	$6,871	$26,892,823	500	$(1,500)	$(28,658,506)

VERIDIGM, INC.
(FORMERLY ENOTES SYSTEMS, INC.)
(FORMERLY TOTALMED, INC. AND SUBSIDIARIES)
(A Development Stage Company)
Statements of Cash Flows
	Three	Three	Aug. 7, 1997
	Months Ended	Months Ended	(Inception) to
	March 31,	March 31,	March 31,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(115,244)	$(11,079)	$(28,658,506)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation	444	--	211,170
Amortization	--	--	4,118
Common stock issued for services	--	--	3,814,259
Beneficial conversion feature	--	--	450,000
Common stock issued in acquisition of subsidiaries	--	--	20,725,892
Common stock issued to an officer in payment of debt	--	--	23,000
Notes issued for payment of expenses	--	--	47,530
Write-down of lost inventory	--	--	204,338
Write off uncollectible accounts	--	--	10,840
Loss on disposition of assets	--	--	11,449
Changes in assets and liabilities
Increase in accounts receivable	--	--	(10,840)
(Increase) decrease in inventory	--	--	(204,338)
Increase in accounts payable	33,595	5,987	628,816
Net cash used in operating activities	(81,205)	(5,092)	(2,742,272)

Cash flows from investing activities:
Payments on notes receivable	--	--	(1,200)
Repayments of notes receivable	--	--	1,200
Organization costs	--	--	(368)
Purchases of property and equipment	--	--	(226,171)
Acquisition of patent rights	--	--	(5,000)
Net cash used in investing activities	--	--	(231,539)

Cash flows from financing activities:
Proceeds from short-term debt	--	5,075	358,224
Repayment of short-term debt	--	--	(63,348)
Increase in amounts
due to an officer/stockholder	25,000	--	1,584,978
Purchase of treasury stock	--	--	(1,500)
Proceeds from sale of common stock	--	--	1,095,457
Net cash provided by financing activities	25,000	5,075	2,973,811

Net decrease in cash	(56,205)	(17)	--
Cash at beginning of period	56,205	17	--

Cash at end of period	$--	$--	$--

Supplemental Cash Flow Information:
Taxes paid	--	--
Interest paid	--	--
Short-term debt converted to common stock	--	57,000

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

Veridigm, Inc. was formerly known as eNotes Systems, Inc., and prior to that as TotalMed, Inc., and prior to that as Fonecash, Inc. (the "Company").  The Company was incorporated under the laws of the State of Delaware on August 7, 1997.  On May 11, 2005, the Company changed its name from FoneCash, Inc. to TotalMed, Inc., and on April 28, 2006, signed a Stock Purchase Agreement to acquire all of the issued and outstanding shares of eNotes Systems, Inc. in exchange for 20,000,000 restricted shares of the Company’s common stock, and thereafter changed its name to eNotes Systems, Inc.  On November 6, 2006, the Company changed its name from eNotes Systems, Inc. to Veridigm, Inc. and focused its principal efforts on the telemedicine business and complementary medical software.

In the current quarter, management determined that continuing to pursue the Company’s telemedicine business was not in the best interests of the Company.  Accordingly, management sought other opportunities with a view to completing some form of merger or acquisition. In March, 2007, the Company entered into a letter agreement with Dimensions, Inc. (“Dimensions”), an arms length party, relating to the grant by Dimensions of an exclusive license to use certain software and other intellectual property owned by or licensed to Dimensions having application within the gaming industry.  It is intended that the Company will incorporate a new subsidiary company to hold the license from Dimensions, and that this subsidiary company will engage in the development and commercialization (through a second subsidiary of the Company) of gaming software.

The Company incurred operating losses of $28,658,506 from inception to March 31, 2007.  The Company expects its accumulated deficit to grow in the near term as expenses are incurred in developing its business.

General

  initially engaged in the payment processing of transactions for banks and their merchants. During the fourth quarter of December 2002, the Company began to wind down those operations.  This occurred because of management’s inability to raise sufficient funds to finance the continued development of the Company’s business plan.

In June 15, 2006 the Company completed a merger transaction and changed its name to eNotes Systems, Inc., and subsequently to Veridigm, Inc.  At that point, the Company was engaged in the telemedicine business and intended to develop and commercialize medical software.

In the current quarter, management determined that it was no longer in the best interests of the Company to pursue the telemedicine business, and the Company began to seek other opportunities within the technology sector.  Management determined that significant opportunity existed within the gaming technology sector and, accordingly, was able to negotiate a license agreement with Dimensions.  While the development of the Company’s gaming technology business is still in the early startup stage, it is intended that the Dimensions license will allow the Company to develop and commercialize world class gaming software and technologies for use by other gaming companies.  Under this business model, if successful, the Company would see revenue through licensing, support and development agreements.

The Company incurred an operating loss of $115,244 during the three month period ended March 31, 2007 compared to a loss of $11,079 during the same period in 2006.  This increase in the Company’s operating loss is principally attributable to costs associated with the change of the Company’s business focus toward the gaming technology sector, including management compensation, and to interest expenses.  The Company expects its accumulated deficit to grow in the near term, but is optimistic that revenues will be generated in the current fiscal year.

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

From June, 2006 to March, 2007 the Company was focused on the telemedicine business.  That business was determined to be not in the interests of the Company and in March, 2007 the Company refocused on the gaming technology business.  The Company’s gaming technology business is in its infancy and no considerable expenses have been incurred, or any revenues earned, from that business in the current quarter.

The Company has never been involved with any bankruptcy, receivership or similar proceeding.

Results of Operation

General and administrative expenses during the three month period ending March 31, 2007 were $71,653 as compared to $5,087 for the same period in 2006.  This amount in the current quarter is likely more reflective of the Company’s current activity, and reflects costs associated with the Company’s new business focus including license fees, consulting and other expenses associatd with the Company now operating as a going concern in the gaming technology business.

Balance Sheet Data

At March 31, 2007 the Company had no cash or cash equivalents ($56,205 at March 31, 2006).

Property and equipment was valued at $4,802 on March 31, 2007 ($5,246 at March 31, 2006).

Off Balance-Sheet Arrangements

The Company has no off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

Item 3. Controls and Procedures

As of the end of the end of the quarter end March 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the principal executive officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. As such no changes were made in controls and procedures, and only minor changes have been made in the quarter ended March 31, 2007, for the betterment of the controls and procedures.

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

Change of Business

The Company has recently changed its principal business focus, and accordingly faces risks which are generally present where a company enters into a new business.  The Company has entered into a letter agreement dated March 4, 2007 with Dimensions, Inc. (“Dimensions”), an arms length party, relating to the grant by Dimensions of an exclusive license to use certain software and other intellectual property owned by or licensed to Dimensions having application within the gaming industry.  It is intended that the Company will incorporate a new subsidiary company to hold the license from Dimensions, and that this subsidiary company will engage in the development and commercialization (through a second subsidiary of the Company) of gaming software.   The Company’s new business will depend on the success of management in commercializing the gaming technologies which it has licenses, and there is no guarantee that this will be successful, or that the revenues earned by the Company through such commercialization will meet or exceed the Company’s expenses.

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

The Company has Incurred Losses and Expects Future Losses

The Company has experienced operating losses in each period since inception and expects to incur losses in the future. On March 31, 2007, the Company had an accumulated deficit of $4,802. The Company expects to increase its operating expenses. As a result, the Company will need to achieve revenues and profits. The Company's failure to achieve revenues would seriously harm the Company's business and operating results. In fact, the Company may not have any revenue growth.

Future Operating Results Will Likely Fluctuate

The Company's quarterly operating results will likely vary significantly in the future, particularly as the Company has refocused its principal business activities into the area of commercializing technologies for use in the gaming industry.  As a result, period-to-period comparisons of the Company's operating results will not be meaningful and should not be relied upon as indicators of the Company's future performance. In the future, the Company's operating results may be below the expectations of securities analysts and investors. The Company's failure to meet these expectations would likely depress the market price of the Company's common stock. To date, the Company has not had sufficient operating results to gauge any period-to-period fluctuations.

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

Future Sales of Shares Could Affect the Company's Stock Price

If the Company's stockholders sell substantial amounts of the Company's common stock in the public market, the market price of the Company's common stock could fall. Of the Company's outstanding common stock as of March 31, 2007, 66.1% is eligible for sale in the public market immediately.

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

Government Regulation

The Company has recently refocused its principal business activities into the area of gaming technologies.  The gaming business is significantly regulated, but for the most part such regulation applies to the conduct of gaming activities, and the processing of gaming transactions.  Management believes that the Company is compliant with all applicable laws generally. However, due to the increasing usage of the Internet and to possible concerns about online gaming in general, it is possible that a number of laws and regulations may be adopted in the future that would affect our conducting business over the Internet. Presently there are few laws or regulations that apply specifically to the sale of goods and services on the Internet. Any new legislation applicable to us could expose us to substantial liability, including significant expenses necessary to comply with these laws and regulations, and reduce use of the Internet on which we depend. Furthermore, the growth and development of the market for e-commerce may promote more stringent consumer protection and privacy laws that may impose additional burdens on those companies conducting business online. The adoption of additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for our services and increase our cost of doing business. For example in the future, we might be subjected to some or all of the following sources of regulation: state or federal banking regulations; federal money laundering regulations; international banking or financial services regulations or laws governing other regulated industries; or U.S. and international regulation of Internet transactions. The application to us of existing laws and regulations relating to issues such as banking, currency exchange, online gaming, pricing, taxation, quality of services, electronic contracting, and intellectual property ownership and infringement is unclear. In addition, we may become subject to new laws and regulations directly applicable to the Internet or our activities. If we are found to be in violation of any current or future regulations, we could be exposed to financial liability, including substantial fines which could be imposed on a per transaction basis; forced to change our business practices; or forced to cease doing business altogether or with the residents of one or more states or countries.

Item 2.  Changes in Securities

There were no new securities of the Company issued in the quarter ended March 3, 2007.

Items 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The Company’s board of directors on March 19, 2007, approved the amendment to the Company’s Certificate of Incorporation to change the name of the Company from Veridigm, Inc. to Magnus Entertainment Group Ltd.  Pursuant to Delaware law, the Company thereafter on March 30, 2007 received the written consent from shareholders of our company holding a majority of the outstanding shares of our common stock.   The Company has filed a Preliminary Information Statement pursuant to Rule 14c-2 and in accordance  with the provisions of the General Corporation Law of the State of Delaware,  and intends to file a Certificate of Amendment to our  Certificate of  Incorporation as soon as practicable after the expiration of 20 days after we file the Information Statement with the Securities and Exchange Commission and caused the deliver of the Information Statement to our shareholders of record.

Item 5.   Other Information

None

Item  6.  Exhibits.

Index to Exhibits

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

May 12, 2007