Form 10QSB
period 2007-06-30
VERIDIGM, INC.
filed 2007-08-21
CIK 1082594

OMB APPROVAL
OMB Number: 3235-0416 Expires: April 30, 2007 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2007

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

The number of outstanding shares of the registrant's Common Stock, par value $.0001 per share, was 68,705,989 on June 30, 2007

Transitional Small Business Disclosure format (check one):  Yes [  ]  No [X]

Form 10-QSB

Table of Contents

Part I – Financial Information

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheet at June 30, 2007 (Unaudited) and December 31, 2006 (audited)	3
Consolidated Statements of Operations For the Three and Six Month Periods Ended June 30, 2007 and 2006 (Unaudited)	4
Consolidated Statements of Cash Flows For the Six Month Periods Ended June 30, 2007 and 2006 and from inception, August 7, 1997 through June 30, 2007 (Unaudited)	5
Notes to Consolidated Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3. Controls and Procedures	10

Part II – Other Information
10
Item 1. Legal Proceedings
13
Item 2. Changes in Securities and Use of Proceeds
13
Item 3. Defaults Upon Senior Securities
13
Item 4. Submission of Matters to a Vote of Security Holders
13
Item 5. Other Information
13
Item 6. Exhibits
14
Signature Page

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

VERIDIGM, INC.
Balance Sheets

ASSETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
CURRENT ASSETS

Cash	$-	$56,205
Accounts receivable	68,000	-

Total Current Assets	68,000	56,205

PROPERTY AND EQUIPMENT, net	4,358	5,246

TOTAL ASSETS	$72,358	$61,451

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$754,730	$559,422
Defered income	68,000	-
Related party payable	993,135	923,235
Notes payable	223,862	223,862

Total Current Liabilities	2,039,727	1,706,519

TOTAL LIABILITIES	2,039,727	1,706,519

STOCKHOLDERS' EQUITY

Preferred stock:$.0001 par value;10,000,000 shares
authorized; none outstanding	-	-
Common stock, $.0001 par value; 500,000,000 shares authorized;
68,705,989 shares issued and outstanding	6,871	6,871
Additional paid in capital	26,892,823	26,892,823
Treasury stock, 500 shares at cost	(1,500)	(1,500)
Accumulated deficit	(28,865,563)	(28,543,262)

Total Stockholders' Equity	(1,967,369)	(1,645,068)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$72,358	$61,451

The accompanying notes are an integral part of these condensed financial statements.

VERIDIGM, INC. Statements of Operations (Unaudited)

	For the Three		For the Six		August 7, 1997
	Months Ended		Months Ended		(Inception) to
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007

REVENUES	$-	$-	$-	$-	$10,840

COST OF GOODS SOLD	-	-	-	-	5,662

GROSS PROFIT	-	-	-	-	5,178

OPERATING EXPENSES
Depreciation and amortization	444	-	888	-	215,732
General and administrative	178,466	19,718	250,119	30,797	4,437,914
Officer compensation		7,500	15,000	7,500	2,255,826
Research and development	-	-	-	-	432,256
SEC litigation settlement	-	20,699,351	-	20,699,351	20,725,892

Total Expenses	178,910	20,726,569	266,007	20,737,648	28,067,620

LOSS FROM OPERATIONS	(178,910)	(20,726,569)	(266,007)	(20,737,648)	(28,062,442)

OTHER INCOME (EXPENSES)
Interest expense	(28,147)	-	(56,294)	-	(296,929)
Loss on assets	-	-	-	-	(511,449)
Interest income	-	-	-	-	5,257

Total Other Income (Expenses)	(28,147)	-	(56,294)	-	(803,121)

NET LOSS BEFORE INCOME TAXES	(207,057)	(20,726,569)	(322,301)	(20,737,648)	(28,865,563)

INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(207,057)	$(20,726,569)	$(322,301)	$(20,737,648)	$(28,865,563)

BASIC LOSS PER SHARE	$(0.00)	$(0.62)	$(0.00)	$(1.03)

BASIC WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	68,705,989	33,292,117	68,705,989	20,096,645

The accompanying notes are an integral part of these condensed financial statements.

VERIDIGM, INC.
Statements of Cash Flows
(Unaudited)
	For the Six		August 7, 1997
	Months Ended		(Inception) to
	June 30,		June 30,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(322,301)	$(20,737,648)	$(28,865,563)
Adjustments to reconcile net loss to
net cash used by operating activities:
Common stock issued for subsidiaries	-	20,699,351	20,725,892
Common stock issued for services	-	-	3,837,259
Beneficial conversion feature	-	-	450,000
Depreciation and amortization	888	-	215,732
Loss on assets	-	-	226,627
Changes in operating assets and liabilities:
(Increase) decrease in notes payable	-	-	47,530
(Increase) decrease in accounts receivable	(68,000)	(118,750)	(78,840)
(Increase) in inventory	-	-	(204,338)
Increase (decrease) in accounts payable and
and accrued expenses	263,308	13,695	858,529

Net Cash Used by Operating Activities	(126,105)	(143,352)	(2,787,172)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and patent rights	-	-	(231,539)

Net Cash Used by Investing Activities	-	-	(231,539)

CASH FLOWS FROM FINIANCING ACTIVITIES

Borrowings of notes payable	-	151,825	358,224
Repayment of notes payable	-	-	(63,348)
Purchase of treasury stock	-	-	(1,500)
Related party borrowings	69,900	12,000	1,629,878
Common stock issued for cash	-	-	1,095,457

Net Cash Provided by Financing Activities	69,900	163,825	3,018,711

NET INCREASE (DECREASE) IN CASH	(56,205)	20,473	-

CASH AT BEGINNING OF PERIOD	56,205	17	-

CASH AT END OF PERIOD	$-	$20,490	$-

The accompanying notes are an integral part of these condensed financial statements.

VERIDIGM, INC.
Statements of Cash Flows (Continued)
(Unaudited)

	For the Six
	Months Ended
	June 30,
	2007	2006

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

Short term debt converted to common stock	$-	$144,543
Officer loans converted to common stock	$-	$636,743

Cash Paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

VERIDIGM, INC.

Notes to the Condensed Financial Statements

June 30, 2007 and December 31, 2006

NOTE 1 -

CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2007, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2006 audited financial statements.  The results of operations for the periods ended June 30, 2007 and 2006 are not necessarily indicative of the operating results for the full years.

NOTE 2 -

GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  Historically, the Company has incurred significant annual losses, which have resulted in an accumulated deficit of $28,837,416 at June 30, 2007 which raises substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company increasing sales to the point it becomes profitable.  The Company may need to raise additional capital for marketing to increase its sales. If the Company is unable to increase sales sufficiently or obtain adequate capital, it could be forced to cease operation.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Management plans to increase sales by increasing its marketing program and to obtain additional capital from the private placement of shares of its common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

The Company has not had revenues from operations in either of the last two fiscal years, or the last fiscal year and any interim period in the current fiscal year for which financial statements are furnished in this Quarterly Report.

The Company incurred operating losses of $28,658,506 from inception to June 30, 2007.  The Company expects its accumulated deficit to grow in the near term as expenses are incurred in developing its business.

Background and General

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

The Company’s business was initially engaged in the payment processing of transactions for banks and their merchants. During the fourth quarter of December 2002, the Company began to wind down those operations.  This occurred because of management’s inability to raise sufficient funds to finance the continued development of the Company’s business plan.  In June 15, 2006 the Company completed a merger transaction and changed its name to eNotes Systems, Inc., and subsequently to Veridigm, Inc.  At that point, the Company was engaged in the telemedicine business and intended to develop and commercialize medical software.

In March, 2007, management determined that it was no longer in the best interests of the Company to pursue the telemedicine business, and the Company began to seek other opportunities within the technology sector.  Management determined that significant opportunity existed within the gaming technology sector and since March 2007 this has been the principal focus of the Company’s efforts.  Under this business model, if successful, the Company would see revenue through licensing, support and development agreements.

The Company has never been involved with any bankruptcy, receivership or similar proceeding.

Plan of Operation

In the Company’s quarter ended March 31, 2007 the Company undertook a change of business.  Whereas prior to the change of business, the Company was engaged in various software development operations which were ultimately abandoned, management of the Company has commenced the process of repositioning the Company so that the principal focus of the Company’s business was the development and commercialization of specialized software and other intellectual property having application within the gaming industry.  The Company previously announced the execution of a letter agreement with Dimensions, Inc. (“Dimensions”), an arms length party, relating to the grant by Dimensions of an exclusive license to use certain gaming related software and other intellectual property owned by or licensed to Dimensions.  The Company also intends to pursue other commercial opportunities consistent with this new business focus.  At June 30, 2007 these efforts remained in their preliminary or start up stages, and no significant expenditure has been made by the Company.

The Company will require significant new capital in order to pursue its operations within the next 12 months.  At June 30, 2007, there were no commitments in place to raise any new funds although management is actively seeking financing opportunities.  At present, the Company has no cash on hand.   Without new capital, which cannot be assured, the Company it will be difficult for the Company to purchase or otherwise acquire new equipment or add any new employees, and the advancement of the Company’s business objectives will be principally through the continued “in house” efforts of the Company’s current management.

Results of Operations

General and administrative expenses during the six month period ending June 30, 2007 were $250,119 as compared to $30,797 for the same period in 2006.  This amount principally contributed to a total loss from operations of $266,007 for the six month period ended June 30, 2007 compared to $20,737,648 for the same period in 2006.  After accounting for interest expenses, the total net loss before income taxes for the six months ended June 30, 2007 was $322,301, compared with $20,737,648 for the same period in 2006.

No compensation was paid to any officers of the Company for the quarter ended June 30, 2007 ($15,000 for the six months period).

At June 30, 2007 the Company had no cash or cash equivalents ($20,490 at June 30, 2006).  No revenues were earned during the same period (zero for the same period in 2006).

Total assets at June 30, 2007 comprised of accounts receivable of $68,000 (zero at December 31, 2006), and property and equipment of $4,358 ($5,246 at December 31, 2006).

The Company has historically had, and continues to have in the current period, significant losses and has yet to establish an ongoing source of revenue sufficient to meet its operating costs.  As such, the ability of the Company to continue to operate as a going concern remains in doubt, and will be subject to the Company either realizing revenues or raising additional capital.  There can be no assurance that this will occur.

Off Balance-Sheet Arrangements

The Company has no off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

Item 3. Controls and Procedures

Our directors have been principally responsible for evaluation of the Company’s disclosure controls and procedures.  While the Company presently does not have an audit committee, the current directors have performed that function.  There have been changes in the composition of the board during the current quarter which have presented challenges in evaluating the Company’s disclosure controls, and management is of the view that addressing the disclosure process will need to be a clear priority for the Company during the current quarter.  It is anticipated that this will be addressed in part through the recruitment of new members of the board and senior management team, allowing these functions to be delegated in a more effective manner.

In addition, the Company’s principal certifying accountant resigned during the current quarter and a new certifying accountant was engaged.  By letter dated June 20, 2007 the Company’s principal independent accountant, Michael F. Albanese, CPA, (sometimes referred to herein as the “former accountant”) advised the board of directors of his resignation.  Effective July 1, 2007, the Company has engaged Michael Moore, CPA as the new principal independent accountant for the Company.  In resigning, the former accountant has noted, and has given as the reason for his resignation, that the Company did not give him interim financial statements for his review for the period ended March 31, 2007.  As a result, management has re-evaluated the Company’s internal control over financial reporting during the current fiscal quarter to ensure compliance with all applicable requirements related to the preparation and disclosure of the Company’s financial information..

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

No changes in the status of any of the foregoing proceedings have occurred since the Company’s last Form 10-QSB for the period ended March 31, 2007.

Item 1A.  Risk Factors

Risk Factors

An investment in the Company's common stock involves a high degree of risk. Investors should consider the following risk factors and the other information in this registration statement carefully before investing in the Company's common stock. The Company's business and results of operations could be seriously harmed if any of these risks actually happen.

Change of Business

The Company has recently changed its principal business focus, and accordingly faces risks which are generally present where a company enters into a new business.  The Company’s new business will depend on the success of management in commercializing the gaming technologies which it has licenses, and there is no guarantee that this will be successful, or that the revenues earned by the Company through such commercialization will meet or exceed the Company’s expenses.  The Company is still at the start up stage of this change of business and it will be some time before the Company’s business transition is complete.  Specifically, the Company has entered into a letter agreement dated March 4, 2007 with Dimensions, Inc. (“Dimensions”), an arms length party, relating to the grant by Dimensions of an exclusive license to use certain software and other intellectual property owned by or licensed to Dimensions having application within the gaming industry.  This relationship is still in the start-up stage and there is no guarantee that the relationship will result in revenue to the Company.

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

The Company has Incurred Losses and Expects Future Losses

The Company has experienced operating losses in each period since inception and expects to incur losses in the future.  For the six months ended June 30, 2007, the Company had an accumulated net loss before taxes of $322,301, and it can be anticipated that there will be further increases in the Company’s operating expenses. As a result, the Company will need to achieve revenues and profits, or raise additional capital.  None of this can be assured, and failure to do so would seriously harm the Company's business and operating results and its ability to continue to operate.

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

Future Sales of Shares Could Affect the Company's Stock Price

If the Company's stockholders sell substantial amounts of the Company's common stock in the public market, the market price of the Company's common stock could fall. Of the Company's outstanding common stock as of June 30,, 2007, 66.1% is eligible for sale in the public market immediately.

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

Item 2.  Changes in Securities

There were no new securities of the Company issued in the quarter ended June 30, 2007.

Items 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The Company’s board of directors on March 19, 2007, approved the amendment to the Company’s Certificate of Incorporation to change the name of the Company from Veridigm, Inc. to Magnus Entertainment Group Ltd.  Pursuant to Delaware law, the Company thereafter on March 30, 2007 received the written consent from shareholders of our company holding a majority of the outstanding shares of our common stock.   The Company has filed a Preliminary Information Statement pursuant to Rule 14c-2 and in accordance  with the provisions of the General Corporation Law of the State of Delaware,  and intends to file a Certificate of Amendment to our Certificate of  Incorporation as soon as practicable after the expiration of 20 days after we file the Information Statement with the Securities and Exchange Commission and caused the deliver of the Information Statement to our shareholders of record.  At June 30, 2007 these filings have not yet been completed, although it remains the intention of management to complete the name change and all requisite filings within the next quarter.

Item 5.   Other Information

None

Item  6.  Exhibits.

Index to Exhibits

*Exhibit 31  – Certification required by Rule 13a-14(a) or Rule 15d-14(a),

*Exhibit 32 – Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*Attached

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized on August 20, 2007.

Veridigm, Inc.

By:/s/ Rowland Mosser

-------------------------------

Rowland Mosser

President, Chief Executive Officer, and acting Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on  behalf of the Registrant and in the capacities on the date indicated.

By:/s/ Alise Mills

--------------------------------

Director, Vice-President: Corporate Communications

August 20, 2007