Form 10QSB
period 2007-09-30
VERIDIGM, INC.
filed 2007-11-19
CIK 1082594

OMB APPROVAL
OMB Number: 3235-0416 Expires: April 30, 2007 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2007

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

The number of outstanding shares of the registrant's Common Stock, par value $.0001 per share, was 68,705,989 on September 30, 2007

Transitional Small Business Disclosure format (check one):  Yes [  ]  No [X]

Form 10-QSB

Table of Contents

Part I – Financial Information

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheet at September 30, 2007 (Unaudited) and December 31, 2006 (audited)	3
Consolidated Statements of Operations For the Three and Nine Month Periods Ended September 30, 2007 and 2006 (Unaudited)	4
Consolidated Statements of Cash Flows For the Nine Month Periods Ended September 30, 2007 and 2006 and from inception, August 7, 1997 through September 30, 2007 (Unaudited)	5
Notes to Consolidated Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3. Controls and Procedures	10

Part II – Other Information
10
Item 1. Legal Proceedings
10
Item 2. Changes in Securities and Use of Proceeds
13
Item 3. Defaults Upon Senior Securities
13
Item 4. Submission of Matters to a Vote of Security Holders
13
Item 5. Other Information
13
Item 6. Exhibits
13
Signature Page
14

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

VERIDIGM, INC.
Balance Sheets

ASSETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
CURRENT ASSETS

Cash	$-	$56,205
Accounts receivable	-	-
Total Current Assets	-	56,205

PROPERTY AND EQUIPMENT, net	3,914	5,246

TOTAL ASSETS	$3,914	$61,451

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$226,977	$559,422
Defered income	-	-
Related party payable	-	923,235
Notes payable	223,862	223,862

Total Current Liabilities	450,839	1,706,519

TOTAL LIABILITIES	450,839	1,706,519

STOCKHOLDERS' EQUITY

Preferred stock:$.0001 par value;10,000,000 shares
authorized; none outstanding	-	-
Common stock, $.0001 par value; 500,000,000 shares authorized;
68,705,989 shares issued and outstanding	6,871	6,871
Additional paid in capital	26,892,823	26,892,823
Treasury stock, 500 shares at cost	(1,500)	(1,500)
Accumulated deficit	(27,345,119)	(28,543,262)

Total Stockholders' Equity	(446,925)	(1,645,068)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,914	$61,451

The accompanying notes are an integral part of these condensed financial statements.

VERIDIGM, INC.
Statements of Operations
(Unaudited)
	For the Three		For the Nine		August 7, 1997
	Months Ended		Months Ended		(Inception) to
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007
REVENUES	$-	$-	$-	$-	$10,840
COST OF GOODS SOLD	-	-	-	-	5,662
GROSS PROFIT	-	-	-	-	5,178

OPERATING EXPENSES
Depreciation and amortization	444	23	1,332	23	216,176
General and administrative	170,683	321,996	420,802	352,348	4,608,597
Officer compensation		1,012,506	15,000	1,020,006	2,255,826
Research and development	-	-	-	-	432,256
SEC litigation settlement	-	-	-	20,725,892	20,725,892
Total Expenses	171,127	1,334,525	437,134	22,098,269	28,238,747
LOSS FROM OPERATIONS	(171,127)	(1,334,525)	(437,134)	(22,098,269)	(28,233,569)

OTHER INCOME (EXPENSES)
Interest expense	(28,147)	(12,117)	(84,441)	(23,757)	(325,076)
Loss on assets	-	-	-	-	(511,449)
Forgiveness of debt	1,719,718	-	1,719,718	-	1,719,718
Interest income	-	-	-	-	5,257
Total Other Income (Expenses)	1,691,571	(12,117)	1,635,277	(23,757)	888,450

NET LOSS BEFORE INCOME TAXES	1,520,444	(1,346,642)	1,198,143	(22,122,026)	(27,345,119)
INCOME TAX EXPENSE	-	-	-	-	-
NET LOSS	$1,520,444	$(1,346,642)	$1,198,143	$(22,122,026)	$(27,345,119)

BASIC LOSS PER SHARE	$0.02	$(0.02)	$0.02	$(0.60)

BASIC WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	68,705,989	67,222,075	68,705,989	36,871,006

The accompanying notes are an integral part of these condensed financial statements.

VERIDIGM, INC.
Statements of Cash Flows
(Unaudited)
	For the Nine		August 7, 1997
	Months Ended		(Inception) to
	September 30,		September 30,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$1,198,143	$(22,122,026)	$(27,345,119)
Adjustments to reconcile net loss to
net cash used by operating activities:
Common stock issued for subsidiaries	-	-	20,725,892
Common stock issued for services	-	960,006	3,837,259
Forgiveness of debt	(1,719,718)	-	(1,719,718)
Beneficial conversion feature	-	20,725,892	450,000
Depreciation and amortization	1,332	23	216,176
Loss on assets	-	-	226,627
Changes in operating assets and liabilities:
(Increase) decrease in notes payable	-	-	47,530
(Increase) decrease in accounts receivable	-	(108,368)	(10,840)
(Increase) in inventory	-	(27,587)	(204,338)
Increase (decrease) in accounts payable and
and accrued expenses	394,138	21,100	989,359

Net Cash Used by Operating Activities	(126,105)	(550,960)	(2,787,172)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and patent rights	-	(1,105)	(231,539)

Net Cash Used by Investing Activities	-	(1,105)	(231,539)

CASH FLOWS FROM FINIANCING ACTIVITIES

Borrowings of notes payable	-	5,075	358,224
Repayment of notes payable	-	-	(63,348)
Purchase of treasury stock	-	-	(1,500)
Related party borrowings	69,900	591,235	1,629,878
Common stock issued for cash	-	-	1,095,457

Net Cash Provided by Financing Activities	69,900	596,310	3,018,711

NET INCREASE (DECREASE) IN CASH	(56,205)	44,245	-

CASH AT BEGINNING OF PERIOD	56,205	17	-

CASH AT END OF PERIOD	$-	$44,262	$-

The accompanying notes are an integral part of these condensed financial statements.

VERIDIGM, INC.
Statements of Cash Flows (Continued)
(Unaudited)

	For the Nine
	Months Ended
	September 30,
	2007	2006

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

Short term debt converted to common stock	$-	$144,543
Officer loans converted to common stock	$-	$636,743

Cash Paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

VERIDIGM, INC.

Notes to the Condensed Financial Statements

September 30, 2007 and December 31, 2006

NOTE 1 -

CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2007, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2006 audited financial statements.  The results of operations for the periods ended September 30, 2007 and 2006 are not necessarily indicative of the operating results for the full years.

NOTE 2 -

GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  Historically, the Company has incurred significant annual losses, which have resulted in an accumulated deficit of $27,345,119 at September 30, 2007 which raises substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company increasing sales to the point it becomes profitable.  The Company may need to raise additional capital for marketing to increase its sales. If the Company is unable to increase sales sufficiently or obtain adequate capital, it could be forced to cease operation.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Management plans to increase sales by increasing its marketing program and to obtain additional capital from the private placement of shares of its common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

NOTE 3 -

FORGIVENESS OF DEBT

During the three months ended September 30, 2007 the Company determined that various liabilities accrued in its financial statements would not be paid as the former officers of the Company could not properly document the existence of the obligations. The liabilities were removed from the books as of September 30, 2007 and recorded as a gain on forgiveness of debt.

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

The Company incurred operating losses of $27,345,119 from inception to September 30, 2007.  The Company expects its accumulated deficit to grow in the near term as expenses are incurred in developing its business.

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

Plan of Operation

In the Company’s quarter ended March 31, 2007 the Company undertook a change of business.  Whereas prior to the change of business, the Company was engaged in various software development operations which were ultimately abandoned, management of the Company has commenced the process of repositioning the Company so that the principal focus of the Company’s business is the development and of its online gaming business.  The Company previously announced the execution of a letter agreement with Dimensions, Inc. (“Dimensions”), relating to the grant by Dimensions of an exclusive license to use certain gaming related software and other intellectual property owned by or licensed to Dimensions.  The Company believes this agreement is invalid, and is in the process of negotiations with online gaming software companies and prospective strategic partners already established in the industry.  Toward that end, the Company’s headquarters will be in Dublin, Ireland, and it intends to explore moving to a different exchange.  The Company also intends to pursue other commercial opportunities consistent with this new business focus.  At September 30, 2007 these efforts remained in their nascent stage, but management is confident in its new direction, unencumbered by issues that have shackled the Company previously.,

The Company will require significant new capital in order to pursue its operations within the next 12 months.  At September 30, 2007, there were no commitments in place to raise any new funds although management is actively seeking and optimistic regarding financing opportunities..  At present, the Company has no cash on hand.  Without new capital, which cannot be assured, it will be difficult for the Company to pursue these objectives, but it will be filing an S-8 to compensate management and Company consultants to facilitate moving forward, and the procurement of capital.

Results of Operations

General and administrative expenses during the nine month period ending September 30, 2007 were $420,802 as compared to $352,348 for the same period in 2006.  This amount principally contributed to a total loss from operations of $437,134 for the nine month period ended September 30, 2007 compared to $22,098,269 for the same period in 2006.  After accounting for interest expenses offset by forgiveness of debt, the total net income before income taxes for the nine months ended September 30, 2007 was $1,198,143, compared with a loss of $22,122,026 for the same period in 2006.

No compensation was paid to any officers of the Company for the quarter ended September 30, 2007 ($15,000 for the six months period), but an S-8 registration will be utilized to recompense employees and consultants as the Company continues its implementation of its business plan.

At September 30, 2007 the Company had no cash or cash equivalents ($56,205 at December 31, 2006).  No revenues were earned during the same period (zero for the same period in 2006).

Total assets at September 30, 2007 included property and equipment of $3,914 ($5,246 at December 31, 2006).

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

In addition, the Company’s principal certifying accountant resigned during the current quarter and a new certifying accountant was engaged.  By letter dated June 20, 2007 the Company’s principal independent accountant, Michael F. Albanese, CPA, (sometimes referred to herein as the “former accountant”) advised the board of directors of his resignation.  Effective July 1, 2007, the Company has engaged Michael Moore, CPA as the new principal independent accountant for the Company.  In resigning, the former accountant has noted, and has given as the reason for his resignation, that the Company did not give him interim financial statements for his review for the period ended March 31, 2007.  As a result, management has re-evaluated the Company’s internal control over financial reporting during the current fiscal quarter to ensure compliance with all applicable requirements related to the preparation and disclosure of the Company’s financial information.

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

No changes in the status of any of the foregoing proceedings have occurred since the Company’s last Form 10-QSB for the period ended June 30, 2007.

Item 1A.  Risk Factors

Risk Factors

An investment in the Company's common stock involves a high degree of risk. Investors should consider the following risk factors and the other information in this registration statement carefully before investing in the Company's common stock. The Company's business and results of operations could be seriously harmed if any of these risks actually happen.

Change of Business

The Company has recently changed its principal business focus, and accordingly faces risks which are generally present where a company enters into a new business.  The Company’s new business will depend on the success of management in executing its online gaming business plan, and there is no guarantee that this will be successful, or that the revenues earned by the Company through such execution will meet or exceed the Company’s expenses.  The Company is still at the start up stage of this change of business and it will be some time before the Company’s business transition is complete.

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

The Company has Incurred Losses and Expects Future Losses

The Company has experienced operating losses in each period since inception and expects to incur losses in the future.  For the nine months ended September 30, 2007, the Company had an accumulated net loss before taxes of $27,345,119, and it can be anticipated that there will be further increases in the Company’s operating expenses. As a result, the Company will need to achieve revenues and profits, and/or raise additional capital.  None of this can be assured, and failure to do so would seriously harm the Company's business and operating results and its ability to continue to operate.

Future Operating Results Will Likely Fluctuate

The Company's quarterly operating results will likely vary significantly in the future, particularly as the Company has refocused its principal business activities into the area of online gaming.  As a result, period-to-period comparisons of the Company's operating results will not be meaningful and should not be relied upon as indicators of the Company's future performance. In the future, the Company's operating results may be below the expectations of securities analysts and investors. The Company's failure to meet these expectations would likely depress the market price of the Company's common stock. To date, the Company has not had sufficient operating results to gauge any period-to-period fluctuations.

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

Reliance on Key Personnel

The Company presently has two key employees.  The loss of services of such person could seriously harm the Company's business and would add a significant burden to the Company's future prospects.

Future Sales of Shares Could Affect the Company's Stock Price

If the Company's stockholders sell substantial amounts of the Company's common stock in the public market, the market price of the Company's common stock could fall.  The Company’s imminent filing of an S-8 to compensate employees and consultants will significantly affect the amount of stock that can and in all likelihood will be sold in the public market.

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

Government Regulation

The Company has recently refocused its principal business activities into the area of online gaming.  The gaming business is significantly regulated, but for the most part such regulation applies to the conduct of gaming activities, and the processing of gaming transactions.  Management believes that the Company is compliant with all applicable laws generally. However, due to the increasing usage of the Internet and to possible concerns about online gaming in general, it is possible that a number of laws and regulations may be adopted in the future that would affect our conducting business over the Internet. Presently there are few laws or regulations that apply specifically to the sale of goods and services on the Internet. Any new legislation applicable to us could expose us to substantial liability, including significant expenses necessary to comply with these laws and regulations, and reduce use of the Internet on which we depend. Furthermore, the growth and development of the market for e-commerce may promote more stringent consumer protection and privacy laws that may impose additional burdens on those companies conducting business online. The adoption of additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for our services and increase our cost of doing business. For example in the future, we might be subjected to some or all of the following sources of regulation: state or federal banking regulations; federal money laundering regulations; international banking or financial services regulations or laws governing other regulated industries; or U.S. and international regulation of Internet transactions. The application to us of existing laws and regulations relating to issues such as banking, currency exchange, online gaming, pricing, taxation, quality of services, electronic contracting, and intellectual property ownership and infringement is unclear. In addition, we may become subject to new laws and regulations directly applicable to the Internet or our activities. If we are found to be in violation of any current or future regulations, we could be exposed to financial liability, including substantial fines which could be imposed on a per transaction basis; forced to change our business practices; or forced to cease doing business altogether or with the residents of one or more states or countries.  The Company’s move to Dublin, Ireland and potentially to another exchange could affect the applicable regulatory framework.

Item 2.  Changes in Securities

There were no new securities of the Company issued in the quarter ended September 30, 2007.

Items 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were put to a vote of security holders for the quarter ended September 30, 2007.

Item 5.   Other Information

None

Item  6.  Exhibits.

Index to Exhibits

*Exhibit 31 – Certification required by Rule 13a-14(a) or Rule 15d-14(a),

*Exhibit 32 – Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*Attached

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized, on November 19, 2007.

Veridigm, Inc.

By:/s/ Allissa Mills

--------------------------------

Allissa Mills, Principal Executive Officer, and Director

By:/s/ Rowland Mosser

-------------------------------

Rowland Mosser

Principal Accounting Officer, and Director