Form 10KSB
period 2007-12-31
VERIDIGM, INC.
filed 2008-04-17
CIK 1082594

UNITED STATES

SECURITIES AND EXHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                    to

Commission File No: 000-30536

VERIDIGM, INC.

(Name of small business issuer in its charter)

Delaware	22-3530573
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

17383 Sunset Blvd., Suite B-280, Pacific Palisades, California	90270
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  1 888 646 5677

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Exchange Act:: Common stock, par value $.0001 per share.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes ☐  No  ☒

The Registrant’s revenues for its fiscal year ended December 31, 2007 were $0.00.

At December 31, 2007 we had 446,705,989 shares of common stock, par value 0.0001, outstanding, of which approximately 60,205 (pre-split 48,705,989) shares were held by non-affiliates. The aggregate market value of common stock held by non-affiliates based on a market value of $0.01 at December 31, 2007 was approximately $487,060.

No documents are incorporated by reference.

Transitional Small Business Disclosure Format (check one): Yes ¨ No ☒

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

TABLE OF CONTENTS

Page No.

Forward-Looking Statements

Part I

Item 1

Description of Business

4

Item 2

Description of Properties

9

Item 3

Legal Proceedings

9

Item 4

Submission of Matters to a Vote of Security Holders

9

Part II

Item 5

Market for Common Equity and Related Stockholder Matters

10

Item 6

Management's Discussion and Analysis of Financial Condition and

Plan of Operation

11

Item 7

Financial Statements and Supplemental Information

14

Item 8

Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure

30

Item 8A

Controls and Procedures

30

Item 8B

Other Information

31

Part III

Item 9

Directors, Executive Officers, Promoters, Control Persons and Corporate

Governance, Compliance with Section 16(a) of the Exchange Act

32

Item 10

Executive Compensation

35

Item 11

Security Ownership of Certain Beneficial Owners and Management

36

Item 12

Certain Relationships and Related Transactions

38

Item 13

Exhibits

39

Item 14

Principal Accountant Fees and Services

39

Signatures

40

PART I

Item 1 –Description of Business

Business Development

Veridigm, Inc. (the “Company”) was incorporated under the name Fonecash, Inc. on August 7, 1997.  Since incorporation, the Company’s name has changed several times to reflect changes in our business:  On May 11, 2005 our name was changed to TotalMed, Inc.; on June 15, 2006 our name was changed to eNotes, Systems Inc.  Our name was changed on November 6, 2006 to Veridigm, Inc.

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

In and subsequent to the fourth quarter, 2006, management re-evaluated the Company’s telemedicine focus and began to look for other business opportunities, with a view to completing some form of merger or acquisition.  Subsequent to the fourth quarter, 2006, in March, 2007, the Company entered into a letter agreement with Dimensions, Inc. (“Dimensions”), an arms length party, relating to the grant by Dimensions of an exclusive license to use certain software and other intellectual property owned by or licensed to Dimensions having application within the gaming industry.  It is intended that the Company will incorporate a new subsidiary company to hold the license from Dimensions, and that this subsidiary company will engage in the development and commercialization (through a second subsidiary of the Company) of gaming software. The Company previously intended to engage in the development and commercialization of progressive gaming and related software.  The Company has not commenced its previously stated business model or related operations.  On December 20, 2007, Veridigm, Inc. announced in an 8K that the Company has decided not to proceed with a Definitive Agreement announced on March 19, 2007 with Dimensions Inc., the project has since been abandoned as reported in the Company’s Form 8K on December 20, 2007

On December 10, 2007, the Company entered into a loan agreement and subsequently a consulting agreement with BC 0718806 Ltd. The resulting transactions effectively moved the Company’s majority voting control to BC0718806 Ltd. The Company now intends to pursue a business whereby it would provide merchant banking type services to small, private and microcap public companies seeking debt and equity capital and/or to be part of a diversified, resource sharing, business combination. (The "Business Model").

The Company’s policy is to calculate the voting capacity on ‘a fully diluted basis’. The Company at all times will conduct its activities in such a way that it will not be deemed an "investment company" subject to regulation under the 1940 Act. The Company has to date limited operations and in accordance with Statement of Financial Accounting Standards No. 7 (SFAS #7), the Company is considered a Development Stage company.

The Company has never been involved with any bankruptcy, receivership or similar proceeding.

Our Business

The Company now intends to pursue a business whereby it would provide merchant banking type services to small, private and microcap public companies seeking debt and equity capital and/or to be part of a diversified, resource sharing, business combination. (The "Business Model"). The Company may engage in advising distressed private and public companies in special turnaround situations. Specifically, the Company will identify small private and public companies (the "Clients") and assist them with managerial, accounting and financial advice and help the Client refinance and / or raise adequate capital by introducing them to potential investors and lenders.  As compensation for the Company’s services, the Company proposes to receive revenue to sustain its operations and may also receive shares of the Client (s), which may then be registered by the Client in a future public offering and/or (if Client is a public company) divest shares as applicable market conditions avail. The Company anticipates that shares it receives as compensation will be assessed for valuation at par value. In addition, the Company may acquire business entities and operations by an exchange in common shares or other asset classes. The Company will at all times report shares or other asset classes it receives as compensation on its periodic reports filed with the Securities and Exchange Commission.

The Company’s policy is to calculate the voting capacity on ‘a fully diluted basis. The Company at all times will conduct its activities in such a way that it will not be deemed an "investment company" subject to regulation under the 1940 Act.

The Company has to date limited operations and in accordance with Statement of Financial Accounting Standards No. 7 (SFAS #7), the Company is considered a Development Stage company.

Employees

The Company presently has no paid employees. No contractual compensation or salary obligations are in place as of the date of this filing. The Company has no oral or written employment contracts for services.

Perceived Benefits

There are certain perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include the following:

•

the ability to use registered securities to make acquisitions of assets or businesses;

•

increased visibility in the financial community;

•

the facilitation of borrowing from financial institutions;

•

improved trading efficiency;

•

shareholder liquidity;

•

greater ease in subsequently raising capital;

•

compensation of key employees through stock options for which there may be a market valuation;

•

enhanced corporate image;

•

presence in the United States capital market.

Sources of Revenues

From inception through December 31, 2007, the Company had revenue of $ 10,840 from the sale of its products or services.

Risk Factors

An investment in our common stock involves a high degree of risk.  You should carefully consider the following material risks, together with the other information contained in this report on Form 10KSB, before you decide to buy our common stock. If any of the following risks actually occur, you might lose all or part of your investment.

The Shares are highly speculative and stockholders should carefully consider the following risk factors, which are illustrative of the risks pertaining to the Company, but which should not be construed as representing all of the possible risks to be considered:

The company lacks operations and has losses which are expected to continue into the future.

The Company’s operating history is not a useful measure upon which an evaluation of its future success or failure can be made. The Company’s ability to achieve and maintain profitability and positive cash flow is dependent upon the ability to:

•

acquire operations,

•

generate revenues.

•

ability to raise the capital necessary to acquire and/or invest in an operations.

Based upon current plans, the Company expects to incur operating losses in future periods.  The Company cannot guarantee that it will be successful in generating revenues in the future.

Risk factors related to operations:

Independent Certified Public Accountants' Opinion - Going Concern.

The Company's financial statements for the year ended December 31, 2007, were audited by the Company's independent certified public accountants, whose report includes an explanatory paragraph stating that the financial statements have been prepared assuming the Company will continue as a going concern and that the Company has incurred operating losses since its inception that raise substantial doubt about its ability to continue as a going concern.

The Company has no working capital.

We have no working capital and are dependent upon our officers, directors and major shareholders to provide funds to the Company in order to satisfy our reporting and other obligations as a public company.  Our long term success is ultimately dependent on our ability to create a new revenue base through the acquisition of producing properties or negotiating a business combination with a profitable business entity.  We have commenced on a limited basis to investigate new business opportunities but there can be no assurance of our success.

There may be unforeseen risks associated with any new business venture.

The Company may be dependent upon existing or new management of the business venture ultimately acquired, and may lack the control necessary to adjust the direction of the venture in the event such operating management fails to cope with business problems.  Because the Company may participate in ventures with newly-organized firms or with firms which are attempting to expand through new products, markets or methods of distribution, Veridigm may face additional risks associated with development stage operations.

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

The Company has Incurred Losses and Expects Future Losses

The Company has experienced operating losses in each period since inception and expects to incur losses in the future. On December 31, 2007, the Company had an accumulated deficit of $13,494,481. The Company expects to increase its operating expenses. As a result, the Company will need to achieve revenues and profits. The Company's failure to achieve revenues would seriously harm the Company's business and operating results. In fact, the Company may not have any revenue growth.

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

Independent Certified Public Accountants Opinion - Going Concern.

The Company's financial statements for the year ended December 31, 2007, were audited by the Company's independent certified public accountant, whose report includes an explanatory paragraph stating that the financial statements have been prepared assuming the Company will continue as a going concern and that the Company has incurred operating losses since its inception that raise substantial doubt about its ability to continue as a going concern.

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

Reliance on Key Personnel

The Company presently has two key consultants.  The event of the loss of services of such key persons could seriously harm the Company's business and would add a significant burden to the Company's future prospects. The Company is heavily dependent on our officers and directors for the successful implementation of our business plans, which are to seek out investment opportunities and acquisition candidates.  Officers and directors are not required to devote any specified amount or percentage of its business time to the Company affairs, and to the extent that they spend time, it will be only a minimal amount seeking out acquisition candidates, performing necessary administrative paperwork and keeping Veridigm current in our filing obligations under the Exchange Act.  Officers and directors are entitled to reimbursement for any out-of-pocket disbursements incurred on the Company's behalf in the investigation of potential business ventures.

The loss of any of our officers and directors would have an adverse effect on our business.

Our future success depends, to a significant extent, on the continued management of our existing officers and directors.  No contractual relationship exists between the Company and our officers and directors, and no key person life insurance has been or is intended to be obtained covering any such person.  Current management has a limited amount of time to devote to the operations of the Company.  No assurance can be made that any successful acquisition will be negotiated.

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

Future Sales of Shares Could Affect the Company's Stock Price

If the Company's stockholders sell substantial amounts of the Company's common stock in the public market, the market price of the Company's common stock could fall. Of the Company's outstanding common stock as of December 31, 2007, approximately 11% is eligible for sale in the public market immediately.

Shareholders’ Dividends

The Company has declared a common stock Dividend of 18.5% on all issued and outstanding common shares payable to shareholders as of record date set of May 23, 2008.

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

The Company commenced (as sole plaintiff) an action in the Superior Court of California on October 4, 2006 against TotalMed Systems, Inc., a Florida corporation, wherein the Company seeks judgment against TotalMed Systems, Inc. for $108,368.49 in consequence of the alleged breach by TotalMed Systems, Inc. of a Release and Settlement Agreement.  The defendant has filed an Answer to the claim on November 27, 2006 and at December 31, the matter was unresolved and before the Courts.  No counterclaim against the Company was made. A nonconforming, un-actionable default judgment is held by the Company.

On October 3, 2007, the Company, as well as one officer was named as a co-defendant in a lawsuit initiated by Bryce V. Geoffrey (“Geoffrey”) in the Supreme Court of British Columbia.  Geoffrey’s claim is for payment of the sum of $55,653.13 for past legal services provided to the Company, plus interest thereon and costs.  The Company has filed a Statement of Defense and the matter is in front of the Courts.

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

PART II

Item 5 - Market for the Registrant's Common Equity and Related Stockholder Matters.

Market Information

The following table sets forth the range of high and low bid prices as reported by the Over the Counter Bulletin Board (OTCBB) for the periods indicated.  The quotations reflect inter-dealer prices without retail mark-up, markdown, or commission, and may not necessarily represent actual transactions. Currently the stock is traded on the OTCBB under the symbol "VRGD”.

Period	High Price (Bid)	Low Price (Low)
January-March, 2006	0.12	0.02
April-June, 2006	0.75	0.27
July-September, 2006	0.54	0.27
October-December, 2006	0.37	0.10
January-March 2007	0.11	0.10
April-June, 2007	0.12	0.13
July-September, 2007	0.09	0.06
October-December, 2007	0.04	0.01

April 14, 2008	2.35	2.35

As of Friday, April 11, 2008, there are sixteen broker-dealers making a market on the Company’s common stock.  The Company's transfer agent is Manhattan Transfer Registrar Co., 57 Eastwood Road, Miller Place NY 11764. (800) 786 0362.

Holders

As of December 31, 2007 there were approximately 200 holders of record of the common stock. On December 31, 2007, the closing sales price of the Company's common stock was $0.01 per share.

Dividends

The Company has declared an 18.5% stock dividend to all shareholders of record on the dividend date of May 23, 2008.

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

Recent Sales of Unregistered Securities

During the period ended December 31, 2007, the Company issued the following preferred shares:

1)

1,342,000 preferred shares for the benefit of BC0718806 (B.C)

2)

400,000 preferred shares for the benefit of Icon Research Inc (Fla)

3)

400,000 preferred shares for the benefit of Aiden Demographics Inc (De)

The Company’s former President, Alise Mills, received 247,219 (post split - January 2008) shares of restricted common stock for the value accrued of $60,000 for services rendered to the Company in all of her capacities for the year ended December 31, 2007.  The value amount per share recorded for this issue was based on the Fair Market Value discounted by 25% to allow for the restriction period.

The Company’s Secretary, Rowland Mosser, received 220,025 (post split January 2008) shares of restricted common stock valued at $40,000 for services rendered to the Company in his capacities for the year ended December 31, 2007. The value amount per share recorded for this issue was based on the Fair Market Value discounted by 25% to allow for the restriction period.

Item 6 - Management's Discussion and Analysis of Financial Condition and Plan of Operation

General

The Company has consistently been in development since incorporation in August 1997. It has undergone several changes in its business direction including the most recent refocus during the current financial year on the development of opportunities within the telemedicine sector. Since inception, the Company has not been successful in realizing significant revenues, and accordingly has incurred net losses in each financial years.

Plan of Operation

The Company now intends to pursue a business whereby it would provide merchant banking type services to small, private and microcap public companies seeking debt and equity capital and/or to be part of a diversified, resource sharing, business combination. (The "Business Model"). The Company may engage in advising distressed private and public companies in special turnaround situations. Specifically, the Company will identify small private and public companies (the "Clients") and assist them with managerial, accounting and financial advice and help the Client refinance and / or raise adequate capital by introducing them to potential investors and lenders.  As compensation for the Company’s services, the Company proposes to receive revenue to sustain its operations and may also receive shares of the Client (s), which may then be registered by the Client in a future public offering and/or (if Client is a public company) divest shares as applicable market conditions avail. The Company anticipates that shares it receives as compensation will be assessed for valuation at par value. In addition, the Company may acquire business entities and operations by an exchange in common shares or other asset classes. The Company will at all times report shares or other asset classes it receives as compensation on its periodic reports filed with the Securities and Exchange Commission.

The Company's major shareholders have undertaken to make funds available to the Company in amounts sufficient to enable us to satisfy our reporting and other obligations as a public Company.

Given our lack of cash or other assets, Veridigm will be limited in our attempts to locate potential business situations for investigation.  We do not know when, or if, we may be able to locate investment opportunities or potential acquisition candidates.  Business opportunities, if any arise, are expected to become available to the Company principally from the personal contacts of our officers and directors.  Although the current focus of management is to find investment opportunities or merger candidates within the oil industry, we will also consider other ventures and reserve the right to evaluate and to enter into any type of business opportunity, in any stage of development, in any location.

We may seek a business opportunity with a firm which only recently commenced operations, or a developing company in need of additional funds for expansion into new products or markets, an entity seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and is in need of additional capital which is perceived to be easier to raise by a public company.  In some instances, a business opportunity may involve the acquisition with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock.

We may purchase assets and establish wholly owned subsidiaries in various businesses or purchase existing businesses as subsidiaries.  We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky.  Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly traded corporation.  Such perceived benefits of a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders, and other factors.  Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.  At the present time, management does not anticipate paying any finder's fee for locating an acquisition prospect.

As part of our investigation of acquisition possibilities, we may meet with executive officers of the business and its personnel, inspect its facilities, obtain independent analysis or verification of the information provided and conduct other reasonable measures, to the extent permitted by the Company's limited resources and management's limited expertise. Generally, we intend to analyze and make a determination based upon all available information without reliance upon any single factor as controlling.  We can give no assurance that we will be able to find suitable business opportunities which may desire to combine with Veridigm.

The Company’s policy is to calculate the voting capacity on ‘a fully diluted basis. The Company at all times will conduct its activities in such a way that it will not be deemed an "investment company" subject to regulation under the 1940 Act.

The Company has to date limited operations and in accordance with Statement of Financial Accounting Standards No. 7 (SFAS #7), the Company is considered a Development Stage company.

Subsequent to the issuance of the Company’s financial statements for the quarter ended June 30, 2006, the Company determined that the market price used to compute the beneficial conversion feature on debt converted to common stock was incorrect.  The prices used were as of the conversation date, not as of the date the option was granted. Based on the corrected market price the amount charged to interest expense due to the beneficial conversion feature has been reduced by $18,232,731.The additional paid in capital has been reduced by the same amount.

All depreciable assets of the Company were written down to zero in the 2005 financial year, and the Company’s current property and assets have a nominal value of $3,471.

Results of Operations

For the period ending December 31, 2007 general and administrative expenses were $3,053,005 as compared to $805,081 for the same period in 2006.

The Company's combined cash and cash equivalents at December 31, 2007 were zero compared to $56,205 for the period ended December 31, 2006.

There is no assurance that the Company will generate a positive internal cash flow for at least the foreseeable future. The Company currently has limited internal and external sources of liquidity. At this time the Company has no material commitment for capital expenditures.

Liquidity and Capital Resources

The Company presently has no business operations or activity.  At December 31, 2007 the Company had cash reserves of $0.  It is actively seeking a potential candidate with whom to merge or acquire. The Company plans to fund its operations during fiscal year 2008 through advances from related parties, and possibly through the sale of the Company's common stock, although there can be no assurance that the Company would be successful in selling its common stock.  It is anticipated that any revenue from sales in 2008 would be negligible as the Company has yet to locate a new investment opportunity.

Off-Balance Sheet Arrangements

During the year ended December 31, 2007, the Company did not engage in any off balance sheet arrangements as defined in item 303(c) of the SEC’s Regulation S-B.

Contractual Obligations

None.

Inflation

We do not believe that inflation has had a significant impact on our results of operations or financial condition.

Critical Accounting Policies

We have identified our critical accounting policies, the application of which may materially affect the financial statements, either because of the significance of the financials statement item to which they relate, or because they require management’s judgment in making estimates and assumptions in measuring, at a specific point in time, events which will be settled in the future.

Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, accounts payable and related party payables.

Significant Equipment Purchases and Requirements

None.

Item 7.  Financial Statements

VERIDIGM, INC.
(FORMERLY ENOTES SYSTEMS, INC.)
(FORMERLY TOTALMED, INC. AND SUBSIDIARIES) A Development Stage Company AUDITED FINANCIAL STATEMENTS DECEMBER 31, 2007 AND 2006

Michael F. Albanese, CPA

18 Lisa Court

Parsippany, NJ 07054

TELEPHONE: (201) 406-5733

FACSIMILE: (973) 887-9103

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

To the Board of Directors and Stockholders

Veridigm, Inc.

17383 Sunset Blvd, Suite B-280,

Pacific Palisades, California 90270

I have audited the accompanying balance sheets of Veridigm, Inc. (a Delaware corporation in the development stage) as of December 31, 2007 and 2006 (restated), and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period August 7, 1997 (inception) to December 31, 2007.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Veridigm, Inc. as of December 31, 2007 and 2006 (restated), and the result of its operations and its cash flows for the years then ended and from August 7, 1997 (inception) to December 31, 2007, in conformity with accounting principles general accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 6 to the financial statements, the Company’s significant net losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

/s/ Michael f. Albanese, CPA

Michael F. Albanese, CPA

Parsippany, New Jersey

Wednesday, April 16, 2008

VERIDIGM, INC.
(FORMERLY ENOTES SYSTEMS, INC.)
(FORMERLY TOTALMED, INC. AND SUBSIDIARIES)
(A Development Stage Company)
Balance Sheets

ASSETS
		RESTATED
	December 31,	December 31,
	2007	2006
Current assets:
Cash	$--	$56,205

Property and equipment, net	3,471	5,246
Total Assets	$3,471	$61,451

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$758,552	$559,422
Notes payable - related parties	972,235	923,235
Notes payable	223,862	223,862
Total Current Liabilities	1,954,649	1,706,519

Contingencies

Stockholders' deficit :
Preferred stock - Series A; $.0001 par value; authorized -
10,000,000 shares; issued and outstanding -
2,142,000 shares in 2007 and 0 in 2006	214	--
Common stock; $.0001 par value; authorized -
500,000,000 shares; issued and outstanding -
552,171 shares in 2007 and 68,705,989 in 2006	55	6,871
Additional paid-in capital	11,544,534	8,660,092
Treasury stock, 500 shares at cost	(1,500)	(1,500)
Deficit accumulated during the development stage	(13,494,481)	(10,310,531)
Total Stockholders' (Deficit)	(1,951,178)	(1,645,068)

Total Liabilities and Stockholders' (Deficit)	$3,471	$61,451

The accompanying notes are an integral part of these audited financial statements.

VERIDIGM, INC.
(FORMERLY ENOTES SYSTEMS, INC.)
(FORMERLY TOTALMED, INC. AND SUBSIDIARIES)
(A Development Stage Company)
Statements of Operations

			RESTATED
		RESTATED	Aug. 7, 1997
	Year Ended	Year Ended	(Inception) to
	December 31,	December 31,	December 31,
	2007	2006	2007
Revenue:
Sales	$--	$--	$10,840
Cost of sales	--	--	5,662
Gross profit	--	--	5,178
Interest income	--	--	5,257

Total revenue	--	--	10,435

Costs and expenses:
Depreciation	1,775	300	212,501
Amortization	--	--	4,118
Research and development, related party	--	--	432,256
Officer's compensation	15,000	1,102,506	2,255,826
Impairment of investment in related party	--	--	50,000
Impairment of investment in subsidiaries	--	--	450,000
Loss on disposition of assets	--	--	11,449
SEC litigation settlement	--	--	110,977
Interest expense	114,170	47,613	243,828
Interest expense - beneficial conversion feature	--	2,493,161	2,493,161
General and administrative	3,053,005	805,081	7,240,800
	3,183,950	4,448,661	13,504,916

Net loss	$(3,183,950)	$(4,448,661)	$(13,494,481)

Basic and fully diluted loss per common share	$(29.49)	$(80.16)

Weighted average common shares outstanding	107,969	55,495
Diluted weighted average shares and equivalent
shares outstanding	988,243	55,495

The accompanying notes are an integral part of these audited financial statements.

VERIDIGM, INC.
(FORMERLY ENOTES SYSTEMS, INC.)
(FORMERLY TOTALMED, INC. AND SUBSIDIARIES)
(A Development Stage Company)
Statements of Changes in Stockholders' Equity
For the Period August 7, 1997 (Inception) to December 31, 2007
								Deficit
								Accumulated
	Series A				Additional			During the
	Preferred Stock		Common Stock		Paid-in	Treasury Stock		Development
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Stage
Balances, August 7, 1997 (inception)	-	$-	-	$-	$-	-	$-	$-

Common stock issued for services
and costs advanced, valued at
$.0001 per share	-	-	2,000,000	200	-	-	-	-
Common stock issued for services,
valued at $.15 per share	-	-	200,000	20	29,980	-	-	-
Net loss for the period								(61,404)
Balances, December 31, 1997	-	-	2,200,000	220	29,980	-	-	(61,404)

Sale of common stock ($.4156 per share)	-	-	204,500	20	84,965	-	-	-
Net loss								(95,211)
Balances, December 31, 1998	-	-	2,404,500	240	114,945	-	-	(156,615)

Sale of common stock ($.7622 per share)	-	-	1,098,505	110	837,160	-	-	-
Services contributed by the
president of the Company	-	-	-	-	60,000	-	-	-
Common stock issued for services,
valued at $.81 per share	-	-	333,333	33	269,967	-	-	-
Net loss								(785,366)
Balances, December 31, 1999	-	-	3,836,338	383	1,282,072	-	-	(941,981)

Sale of common stock ($1.25 per share)	-	-	25,000	3	31,247	-	-	-
Common stock issued for services,
valued at $.11 per share	-	-	1,466,667	147	157,353	-	-	-
Common stock issued for services,
valued at $.5312 per share	-	-	623,367	62	331,071	-	-	-
Purchase of treasury stock	-	-	-	-	-	500	(1,500)	-
Net loss								(897,368)
Balances, December 31, 2000	-	-	5,951,372	595	1,801,743	500	(1,500)	(1,839,349)

								(continued)

The accompanying notes are an integral part of these audited financial statements.

VERIDIGM, INC.
(FORMERLY ENOTES SYSTEMS, INC.)
(FORMERLY TOTALMED, INC. AND SUBSIDIARIES)
(A Development Stage Company)
Statements of Changes in Stockholders' Equity
For the Period August 7, 1997 (Inception) to December 31, 2007
								Deficit
								Accumulated
	Series A				Additional			During the
	Preferred Stock		Common Stock		Paid-in	Treasury Stock		Development
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Stage
Common stock issued for services,
valued at $.12 per share	-	-	6,959,708	696	858,080	-	-	-
Sale of common stock ($.017 per share)	-	-	1,087,976	109	17,891	-	-	-
Common stock issued in acquisition
of subsidiaries, valued at $.50 per share	-	-	900,000	90	449,910	-	-	-
Net loss								(1,878,498)
Balances, December 31, 2001	-	-	14,899,056	1,490	3,127,624	500	(1,500)	(3,717,847)

Sale of common stock ($.012 per share)	-	-	10,746,826	1,074	122,878	-	-	-
Common stock issued for services,
valued at $.03 per share	-	-	32,928,174	3,293	1,123,851	-	-	-
Net loss								(1,857,167)
Balances, December 31, 2002	-	-	2,928,704	293	4,379,917	500	(1,500)	(5,575,014)

Common stock issued for services,	-	-	850,000	85	16,915	-	-	-
valued at $.001 per share
Common stock issued as repayment of	-	-	1,150,000	115	22,885	-	-	-
related party debt
valued at $.001 per share
Net loss								(126,307)
Balances, December 31, 2003	-	-	4,928,704	493	4,419,717	500	(1,500)	(5,701,321)

Common stock issued for services,	-	-	625,000	63	1,188	-	-	-
valued at $.0001 per share
Net loss								(105,037)
Balances, December 31, 2004	-	-	5,553,704	555	4,420,905	500	(1,500)	(5,806,358)

Common stock issued for services,	-	-	625,000	63	1,188	-	-	-
valued at $.0001 per share
Common stock issued as repayment of	-	-	1,500,000	150	9,650	-	-	-
debt, valued at $.003 per share
Common stock retired	-	-	(2,475,819)	(248)	247	-	-	-
Additional shares due to stock split	-	-	6			-	-	-
Net loss								(55,512)
Balances, December 31, 2005	-	-	5,202,891	520	4,431,990	500	(1,500)	(5,861,870)
								(continued)

The accompanying notes are an integral part of these audited financial statements.

VERIDIGM, INC.
(FORMERLY ENOTES SYSTEMS, INC.)
(FORMERLY TOTALMED, INC. AND SUBSIDIARIES)
(A Development Stage Company)
Statements of Changes in Stockholders' Equity
For the Period August 7, 1997 (Inception) to December 31, 2007
								Deficit
								Accumulated
	Series A				Additional			During the
	Preferred Stock		Common Stock		Paid-in	Treasury Stock		Development
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Stage
Common stock issued as repayment of	-	-	2,850,000	285	56,715	-	-	-
debt, valued at $.02 per share
Common stock issued as repayment of	-	-	37,633,098	3,764	720,522	-	-	-
debt, valued at $.019 per share
Beneficial conversion feature (RESTATED)	-	-	-	-	2,493,161	-	-	-
Common stock issued in acquisition of
eNotes Systems, Inc., valued at $.0001	-	-	20,000,000	2,000	(2,000)	-	-	-
Common stock issued for services,	-	-	1,020,000	102	299,904	-	-	-
valued at $.30 per share
Common stock issued for services,	-	-	2,000,000	200	659,800	-	-	-
valued at $.33 per share
Net loss								(4,448,661)
Balances, December 31, 2006	-	-	68,705,989	6,871	8,660,092	500	(1,500)	(10,310,531)

Common stock issued for services,	-	-	378,000,000	37,800	2,797,200	-	-	-
valued at $.0075 per share
Reverse stock split of 809 to 1 on 1/7/08	-	-	(446,153,818)	(44,616)	44,616
Preferred stock issued for services,	2,142,000	214	-	-	42,626	-	-	-
valued at $.02 per share
Net loss								(3,183,950)
Balances, December 31, 2007	2,142,000	$214	552,171	$55	$11,544,534	500	$(1,500)	$(13,494,481)

								(concluded)

The accompanying notes are an integral part of these audited financial statements.

VERIDIGM, INC.
(FORMERLY ENOTES SYSTEMS, INC.)
(FORMERLY TOTALMED, INC. AND SUBSIDIARIES)
(A Development Stage Company)
Statements of Cash Flows
			RESTATED
		RESTATED	Aug. 7, 1997
	Year Ended	Year Ended	(Inception) to
	December 31,	December 31,	December 31,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(3,183,950)	$(4,448,661)	$(13,494,481)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation	1,775	300	212,501
Amortization	--	--	4,118
Preferred stock issued for services	42,840		42,840
Common stock issued for services	2,835,000	960,006	6,649,259
Common stock issued in acquisition of subsidiaries	--	--	450,000
Beneficial conversion feature	--	2,493,161	2,493,161
Common stock issued to an officer in payment of debt	--	--	23,000
Notes issued for payment of expenses	--	--	47,530
Write-down of lost inventory	--	--	204,338
Write off uncollectible accounts	--	--	10,840
Loss on disposition of assets	--	--	11,449
Changes in assets and liabilities
Increase in accounts receivable	--	--	(10,840)
(Increase) decrease in inventory	--	--	(204,338)
Increase in accounts payable	199,130	103,618	794,351
Net cash used in operating activities	(105,205)	(891,576)	(2,766,272)

Cash flows from investing activities:
Payments on notes receivable	--	--	(1,200)
Repayments of notes receivable	--	--	1,200
Organization costs	--	--	(368)
Purchases of property and equipment	--	(5,546)	(226,171)
Acquisition of patent rights	--	--	(5,000)
Net cash used in investing activities	--	(5,546)	(231,539)

Cash flows from financing activities:
Proceeds from short-term debt	--	30,075	358,224
Repayment of short-term debt	--	--	(63,348)
Increase in amounts
due to an officer/stockholder	49,000	923,235	1,608,978
Purchase of treasury stock	--	--	(1,500)
Proceeds from sale of common stock	--	--	1,095,457
Net cash provided by financing activities	49,000	953,310	2,997,811

Net increase (decrease) in cash	(56,205)	56,188	--
Cash at beginning of year	56,205	17	--

Cash at end of year	$--	$56,205	$--

			(continued)

The accompanying notes are an integral part of these audited financial statements.

VERIDIGM, INC.
(FORMERLY ENOTES SYSTEMS, INC.)
(FORMERLY TOTALMED, INC. AND SUBSIDIARIES)
(A Development Stage Company)
Statements of Cash Flows
			RESTATED
		RESTATED	Aug. 7, 1997
	Year Ended	Year Ended	(Inception) to
	December 31,	December 31,	December 31,
	2007	2006	2007
Supplemental Cash Flow Information:
Taxes paid	--	--
Interest paid	--	--
Short-term debt converted to stock	--	144,543
Officer loans converted to common stock	--	636,743
Accrued interest on loans converted to common stock	--	(35,799)
Software distribution agreement costs advanced	--
by stockholder	--	(108,368)
			(concluded)

The accompanying notes are an integral part of these audited financial statements.

VERIDIGM, INC.

(FORMERLY ENOTES SYSTEMS, INC.)

(FORMERLY TOTALMED, INC. AND SUBSIDIARIES)

(A Development Stage Company)

Notes to Financial Statements

Note 1 - Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

The financial statements presented are those of Veridigm, Inc., (formerly eNotes Systems, Inc. and TotalMed, Inc.) a development stage company (the “Company”). The Company was incorporated under the laws of the State of Delaware on August 7, 1997. The Company is presently not involved in a business activity and is seeking a merger candidate.  The Company has abandoned its business plan as a developer of online gaming software.

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

Fair Value of Financial Instruments

The fair value of the Company’s notes payable to related parties is not practicable to estimate due to the related party nature of the underlying transactions and the indefinite payment terms.

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

VERIDIGM, INC.

(FORMERLY ENOTES SYSTEMS, INC.)

(FORMERLY TOTALMED, INC. AND SUBSIDIARIES)

(A Development Stage Company)

Notes to Financial Statements

Depreciation expense of $1,775 and $300 was charged to operations for the years ended December 31, 2007 and 2006, respectively.

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

Loss Per Share

Basic earnings (loss) per share (“EPS”) of common stock is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the amount of net income (loss) for the period available to each share of common stock outstanding during the reporting period, giving effect to all potentially dilutive shares of common stock from the potential exercise of stock options and warrants and conversions of convertible preferred stocks.

Note 2 - Stockholders' Deficit

Common Stock

On January 7, 2008 there was a reverse stock split of the common stock of the Company on a basis of 809 to 1 with shareholders of record as of December 18, 2007.  The number of common shares outstanding as a result of the reverse stock split was 552,171.

On December 14, 2007, the Company issued 378,000,000 pre-split common shares to officers for services provided to the Company, valued at $.0075 per share.

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

Stock Options

At December 31, 2001 the Company reserved and granted 800,000 shares of common stock for issuance in connection with the stock option plan at an exercise price of $.50 per share. No options have been exercised as of December 31, 2007.

Preferred Stock

The Company has designated 10,000,000 shares as Series A Preferred Stock.  The Series A Preferred Stock is not redeemable and is convertible, at the option of the holder, to common stock at a rate of ten to one.

On December 17, 2007, the Company issued 1,342,000 shares of Series A Preferred Stock to a company owned by a director of the Company for services, valued at $.02 per share, and 800,000 shares to a consultant, valued at $.02 per share.

Note 3 – Debt to Stock Conversion

In association with the merger transaction entered into with Veridigm, Inc., the Company converted loans payable including accrued interest that were due to the founding officers of the Company to 37,633,098 shares of common stock that were issued to the former management of the Company (TotalMed, Inc.) as well as to the new management of the Company and their designees, during the three months ended June 30, 2006.  A beneficial conversion feature existed, as the fair market value of the shares exceeded the conversion rate of $.019 as defined by Emerging Issues Task Force No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF 98-5") and No. 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27"). The excess of the fair market value over the conversion rate applied to the number of common shares issued resulted in a charge to interest expense, and increase to net loss of $2,493,161, with the same amount allocated to additional paid-in capital, thereby having no effect on total stockholders’ equity.

Note 4 - Income Taxes

There is no provision for income taxes since the Company has incurred net operating losses. At December 31, 2007, the Company has net operating loss carryforwards which may be available to offset future taxable income through 2027 in the amount of $10,450,363. A deferred tax asset has not been recorded for the net operating loss carryforwards due to uncertainties as to the ultimate realization of the deferred tax asset. The tax returns of the Company have not been filed.

Note 5 – Notes Payable

Notes payable totaling $223,862 at December 31, 2007 and 2006 consisted of the following:

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

Interest expense on notes payable of $19,147 and $20,426 was charged to operations for the years ended December 31, 2007 and 2006, respectively.

Note 6 - Going Concern

The Company’s consolidated financial statements have been prepared in conformity with principles of accounting applicable to a going concern. These principles contemplate the realization of assets and liquidation of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company has incurred significant net losses and as of December 31, 2007, reflects a deficit accumulated during the development stage of $13,494,481. The Company has not commenced its planned principal operations. The Company’s continued existence is dependent on its ability to generate sufficient cash flow or raise additional capital to meet its obligations on a timely basis. The Company has been exploring sources to obtain additional equity or debt financing. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. Accordingly, the Company’s continuation as a going concern is in substantial doubt and the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence.

Note 7 – Litigation

On October 3, 2007, the Company, as well as one officer was named as a co-defendant in a lawsuit initiated by Bryce V. Geoffrey (“Geoffrey”) in the Supreme Court of British Columbia.  Geoffrey’s claim is for payment of the sum of $55,653.13 for past legal services provided to the Company, plus interest thereon and costs.  The Company has filed a Statement of Defense, however management believes the likelihood it will not succeed is probable.  Accordingly, a liability of $55,653.13 has been accrued in the financial statements.

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

Note 8 - Related Party Transactions

Notes Payable

A stockholder made loans to and paid expenses on behalf of the Company and issued promissory notes totaling $948,235 and $923,235 as of December 31, 2007 and 2006, respectively.  The notes bear interest at a rate of 10% and are payable in one year from the dates of issuance.  Interest expense on the notes payable was $94,748 and $27,187 for the years ended December 31, 2007 and 2006, respectively.

On December 5, 2007, a company owned by a director of the Company issued a promissory note for a loan of $24,000 to cover operating expenses.  The note bears interest at a rate of 15.5% and is due on February 1, 2008.  Interest expense of $275 was charged to operations for the year ended December 31, 2007.

VERIDIGM, INC.

(FORMERLY ENOTES SYSTEMS, INC.)

(FORMERLY TOTALMED, INC. AND SUBSIDIARIES)

(A Development Stage Company)

Notes to Financial Statements

Note 9- Consulting Agreements

On December 10, 2007, The Company entered into a consulting agreement with 0718806 BC Ltd. (the “Consultant”), a Canadian corporation owned by A.J. Jamani, the chairman of the board of directors of the Company.   The duties of the Consultant are to provide the Company with financial planning, business development, equity capital structure reorganization, and overall corporate strategy reorganization.  In consideration of the consulting agreement, the Company issued 1,342,000 shares of Series A preferred stock to the Consultant that includes voting rights giving the Consultant 49% voting control of the Company.  The Consultant also designated the Company to issue 400,000 shares of Series A preferred stock to Aiden Demographics Inc and 400,000 shares of series A preferred stock to Icon Research Inc.  The consulting agreement is effective for 12 months and either party may terminate the agreement at any time for any reason upon 30 days’ prior written notice.

Note 10 – Development and Joint Venture Agreement

On August 22, 2006, the Company entered into an agreement with Jump Communications, Inc. (“Jump”) whereby certain services and products would be designed, developed and provided by Jump for the joint venture that was established pursuant to the agreement.  Jump has the exclusive rights in perpetuity to certain intellectual property relating to video compression and telephony network switch management that enables the delivery between distant end points of full motion video and data using a variety of delivery media and transmission formats (collectively the “Jump System”). These technologies are currently marketed by Jump as the “Jump System”.  The Company was required to pay to Jump $250,000 on the first day of each calendar quarter to ensure the exclusive right and license to use the Jump System technology.  The Company was to make the $250,000 payment each quarter for two years, at which time, if the joint venture had achieved certain targeted annualized revenues, the payment obligation was to cease; provided; however, if revenues did not meet or fell below such threshold as determined each quarter, the payments would continue or resume, as the case may be.  Ownership of intellectual property in the products and services developed for the Company and the joint venture by Jump was to be solely and exclusively owned by Jump.

As of the date of this report, the Company has abandoned the project and management has indicated that the Company is not subject to any further liabilities resulting from the agreement.

A licensing fee of $50,000 and $250,000 was charged to operations for the years ended December 31, 2007 and 2006, respectively.

Note 11 – Commitments and Contingencies

The Company provides accruals for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated.

Note 12 – Subsequent Events

On February 14, 2008, the Company entered into a definitive agreement with Dinostar Inc. (“Dinostar”), a Nevada corporation, whereby the Company acquired Dinostar as a wholly owned subsidiary.  The Company received 100% of Dinostar’s issued and outstanding common shares of 35,000,000 in exchange for 5,000,000 shares of the Company’s common stock.

VERIDIGM, INC.

(FORMERLY ENOTES SYSTEMS, INC.)

(FORMERLY TOTALMED, INC. AND SUBSIDIARIES)

(A Development Stage Company)

Notes to Financial Statements

On March 26, 2008, the Company entered into a plan of acquisition with Winevin International Inc. (“Winevin”), a Nevada corporation, whereby the Company will acquire Winevin as a wholly owned subsidiary.  The Company will receive 100% of Winevin’s issued and outstanding common shares of 7,363,000 in exchange for 1,564,384 shares of the Company’s common stock.

On March 12, 2008, the Company declared a dividend of 18.5% on all issued and outstanding common shares payable ex dividend date May 23, 2008.

Note 13 – Restatement of Financial Statements

Subsequent to the issuance of the Company’s financial statements for the quarter ended June 30, 2006, the Company determined that the market price used to compute the beneficial conversion feature on debt converted to common stock was incorrect.  The prices used were as of the conversation date, not as of the date the option was granted. Based on the corrected market price the amount charged to interest expense due to the beneficial conversion feature has been reduced by $18,232,731. The additional paid in capital has been reduced by the same amount. The following summarizes the effect of the restatement:

	Quarter Ended June 30, 2006	Year Ended December 31, 2006
Additional paid-in capital
Previously Reported	$ 25,953,615	$ 26,892,823
Restated	7,720,884	8,660,092
Change	$ 18,232,731	$ 18,232,731

Deficit accumulated during the development stage
Previously Reported	$(26,599,518)	$(28,543,262)
Restated	(8,366,787)	(10,310,531)
Change	$ 18,232,731	$ 18,232,731

Interest expense - beneficial conversion feature
Previously Reported	$ 20,725,892	$ 20,725,892
Restated	2,493,161	2,493,161
Change	$ 18,232,731	$ 18,232,731

Net loss
Previously Reported	$(20,726,569)	$(22,681,392)
Restated	(2,493,838)	(4,448,661)
Change	$ 18,232,731	$ 18,232,731

Basic loss per common share
Previously Reported	$ (1.03)	$ (0.51)
Restated	(0.07)	(0.10)
Change	$ 0.96	$ 0.41

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A. - Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures in accordance with Rule 13a-15 under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and principal financial officer concluded that other than as noted herein our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company. in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT RESPONSIBILITIES UNDER SECTION 404

With respect to financial reporting and controls, Section 404 of the Sarbanes-Oxley Act requires management of a publicly traded company to issue an internal control report that explicitly accepts responsibility for establishing and maintaining “adequate” internal control over financial reporting. Management must also issue an assertion as to whether internal control over financial reporting is effective as of the end of the fiscal year. Further, the assessment is to be made at a specific point in time. Therefore, management’s assessment does not cover the entire year.

Management must comply with the following requirements in order for its registered public accounting firm (external auditor) to complete an audit of internal control over financial reporting:

·	Accept responsibility for the effectiveness of the entity's internal control over financial reporting;

·	Evaluate the effectiveness of the entity's internal control over financial reporting using suitable control criteria;

·	Support its evaluation with sufficient evidence, including documentation; and

·	Present a written assessment of the effectiveness of the entity's internal control over financial reporting as of the end of the entity's most recent fiscal year.

Management of the Company is responsible for the preparation, consistency, integrity, and fair presentation of the consolidated financial statements. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applied on a consistent basis and, in management’s opinion, are fairly presented. The financial statements include amounts that are based on management’s informed judgments and best estimates.

As discussed above, as a subsequent event, the former management has been replaced to new management.  In a review of former management’s operations it has been, concluded that there was not sufficient maintenance of appropriate internal control over financial reporting at December 31, 2007. In arriving at that conclusion, the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) was considered and it was found that there was not a complete assessment as outlined in Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Exchange Act .

At this time the Board of Directors exercises its oversight role with respect to the Company’s systems of internal control by itself as there is not a separately constituted Audit Committee, which is comprised solely of outside directors at this time. The Board of Directors oversees the Company’s systems of internal control and financial reporting to assess whether their quality, integrity, and objectivity are sufficient to protect shareholders’ investments.

As an event subsequent to this period, on February 8, 2008, we filed an 8k report with the Exchange indicating that the Company believed that significant material misrepresentations were made by former Officer (s) and Director (s). The misrepresentations and incorrect warranties regarding the Company’s debt was misrepresented to attorneys, auditors, investors and the Securities and Exchange Commission by the certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.  As a result, management is re-evaluating the Company’s internal control over financial reporting to ensure compliance with all applicable requirements related to the preparation and disclosure of the Company’s financial information.  Thereafter and up to the date of this filing, the Company has had contact with its accountants and auditor to further reflect on these issues which has resulted in a restatement of a prior to filed 2006 financial statements.  Our financials as submitted with this report outline in their notes the reasons for the restatement.

The Company’s consolidated financial statements have been audited by Michael F. Albanese, CPA, as independent auditor. As part of its audit, Michael F. Albanese, CPA considered the Company’s internal control to plan the audit and determine the nature, timing, and extent of auditing procedures considered necessary to render its opinion as to the fair presentation, in all material respects, of the consolidated financial statements, which is based on independent audits made accordance with the standards of the Public Company Accounting Oversight Board (United States). Management’s assertion that the Company did not maintain effective internal control over financial reporting for financial presentations in conformity with accounting principles generally accepted in the United States of America has not been audited by Michael F. Albanese, CPA.  Management has made available to Michael F. Albanese, CPA all of the available Company’s financial records and related data, and information concerning the Company’s internal control over financial reporting, and believes that all representations made to Michael F. Albanese, CPA  during his audit was valid and appropriate.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report .

Changes in Internal Control Over Financial Reporting

In connection with our evaluation pursuant to paragraph (d) of Rule 240.13a-15 or Rule 240.15d-1, there has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As a subsequent event to the time period of this filing, the Company has now met with its accountants and auditor to reflect upon its internal financial controls and is taking steps to improve these controls to be in compliance with required standards.

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

There are no family relationships among our directors and executive officers.

At December 31, 2007 the directors and executive officers of the Company were as follows:

Name	Age	Position
Alise Mills (1)	34	President

Rowland Mosser

________________________________

(1)

Alise Mills was terminated as a Director and President, on  February 10, 2008

Subsequent Event * February 2008 ; Gary P. Freeman – President & Chief Financial Officer

Subsequent Event * February 2008 ; A J Jamani  – Chairman of the Board

	63 64 36	Secretary

Alise Mills(1)

Ms. Mills held the position of Senior Vice-President, Corporate Communications and Public Affairs of Veridigm. As CEO Ms. Mills directs the development and vision for the Company’s business operations. Previous to her role with Veridigm Inc., Alise Mills was the Founding Partner of AGM Consulting, a fully integrated communications and public affairs firm established in Vancouver, British Columbia in 1997 with satellite offices in Calgary, Ottawa and Montreal. Ms. Mills’ background also includes working in several media and communications positions.  In 2005, Ms. Mills was the host of “Hot Topic”, a weekly cable TV show that focused on local political issues in and around Vancouver.  Mills was also the host of “The Living Show”, a weekly entertainment and lifestyle TV show situated in Vancouver BC and Los Angeles USA.

Ms. Mills has been involved politically for over 15 years and has held senior level political positions in Canada, advised leadership campaigns and acted as a media spokesperson for national campaigns.  Ms. Mills has served her community as a volunteer with the Maple Leaf Dinner Committee and has worked on behalf of the SPCA and Backcountry Safety Week where she served as Co-Chair for both associations fundraising committees.  Ms. Mills presently volunteers her time with the local school system acting as a liaison between parents and teachers and community level poverty groups.

Gary Freeman

Gary Freeman received his BA in finance from San Francisco State University. He has over 30 years of management experience in all phases’ of operations management, including start-up and turnaround situations.  Mr. Freeman presently is President and CFO of Veridigm, Inc.

During the previous five years, Mr. Freeman was Executive V.P. Operations for Light Master Systems, a start up developing a new technology for HD TV.  He was COO of Transvirtual Technologies, an open-source Linux-based OS Platform Company, where he brought in the first round of seed funding and worked with tier-one VC’s for the ‘B’ round. While at Transvirtual, he set company policy, negotiated contracts, and managed day-to-day company operations.

He is highly skilled in analyzing business plans, and experienced in all types of contract and legal negotiations.    Mr. Freeman has served on board of directors of numerous start-up companies to being President and COO of start-up companies.  Proven effective in startup and turnaround situations, Mr. Freeman’s particular strengths include increased profitability and profit improvement, cost reductions and inventory control.

Rowland Mosser

Rowland Mosser over the last five years has been involved in a resort development project in Northern California as the local coordinator and has served as a Director on multiple non-profit boards. He is past chairman on a local business development board, a director on a board that manages multiple Head Start programs and the Board Treasure of a Rural Housing Development corporation that owns and manages 1,000 low income senior and family apartments and has approximately one hundred million dollars of projects in the works. He has thirty-five years of senior management experience in a variety of private and public companies. He possesses an extensive background in real estate development and finance having acted as both a principal and consultant in several real estate development projects. Also created several loan portfolios and negotiated there sale into the secondary market.

A. J. Jamani

In the past five years, Mr. Jamani graduated from CMABC with a Certified Management Accountant designation, a designation he holds in good standing.  He has worked with both private and public companies, assisting them in clarifying and executing on business plans, and has been involved in all aspects of the business cycle, from start-ups, growth companies and turnaround situations.  Mr. Jamani has been instrumental in client companies’ structured IPO’s and in financing the companies, having raised over $10 million for various ventures in the past 3 years.  In addition, Mr. Jamani has consulting with several small businesses, under the aegis of wholly owned Blue Diamond Equities Inc.  Public company clients include: Syngas International Corp., Novori Inc. and Veridigm Inc.  Private clients include: Trilam Inc. and Vancouver BrewHaven.

Audit Committee

The Company does not have a separately designated audit committee, but rather the entire Board of Directors serves as the Company’s audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Based upon a review of copies of reports furnished to the Company during the fiscal year ended December 31, 2007, which reports are filed under Section 16(a) of the Securities Exchange Act of 1934, the Company knows of no director, officer, or beneficial owner of more than 10% of the Company’s common stock who failed to file on a timely basis any report required by Section 16(a). To the Company’s knowledge, the required Forms 3, 4, and 5 have been filed.

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

Legal Proceedings

None of the following events occurred during the past five years in respect of any person who during the year ended December 31, 2007 held the office of director, person nominated to become a director, executive officer, promoter or control person of the Company:

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

Item 10 - Executive Compensation

Outstanding Equity Awards

There were no outstanding equity awards, unexercised options, unvested stock, or equity incentive plan awards as of December 31, 2007.

No executive officers received compensation of any kind during the fiscal year ended December 31, 2007.

	Annual Compensation				Long Term Compensation
(a)	(b)	( c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensa- tion ($)	Restricted Stock Award ($)	Securities Underlying Options/ SARs	LTIP Payouts ($)	All Other Compensa- tion ($)
Alise Mills (1) President and Director	2007	0	0	0	60,000	0	0	0
Roland J. Mosser Secretary and Director	2007	0	0	0	40,000	0	0	0
(1) Alise Mills was terminated as a Director and President, on February 10, 2008

Employment Agreements

The Company has no paid employees. No compensation or salary obligations presently exist as of the date of this filing.

The following table sets forth information with respect to the executive officer listed above, concerning the grants of options and Stock Appreciation Rights ("SAR") during the fiscal year ended December 31, 2007:

Option/SAR Grants In Last Fiscal Year

Name	Number of Securities Underlying Options/SARs Granted (1)	Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
Alise Mills	0	0	0	0
Rowland J. Mosser	0	0	0	0

Exercise of Options:

The Company has no stock options outstanding.

Long-Term Incentives

The Company has no long term incentive plan at this time.

Historical Compensation of Directors

The Company’s former President, Mr. Pierce, received 12,500,000 shares of restricted common stock valued at $1,250 for services rendered to the Company in his capacity as president for each of the years ended December 31, 2005 and 2004.  Mr. Pierce resigned as a director and officer in May 5, 2006.

The Company’s former president Mr. Jeffrey Eng resigned as president, officer and director on July 11, 2007. The Company hereby verifies that Mr. Eng has no salary agreements or contractual obligation or accrued payments due to him as of December 31,2007.

The Company’s former President Jeffery Flammang resigned as president, director and officer on March 4, 2007. The Company hereby verifies that Mr. Flammang has no salary agreements or contractual obligation or accrued payments due to him as of the years ended December 31, 2006 and 2007.

The Company’s former director Christopher Cella resigned as a director and officer on December 22, 2006. The Company hereby verifies that Mr. Cella no salary agreements or contractual obligation or accrued payments due to him as of the years ended December 31, 2006 and 2007.

The Company’s former President Alise Mills received 247,219 (post split - January 2008) shares of restricted common stock for the value accrued of $60,000. These shares were paid to Mills for services rendered to the Company in all of her capacities for the year ended December 31, 2007. The value of the shares issued was based on the fair market value discounted by 25% because they were restricted shares.

The Company’s Secretary, Rowland Mosser, received 220,025 (post split January 2008) shares of restricted common stock valued at $40,000 for services rendered to the Company in his capacities for the year ended December 31, 2007. The value of the shares issued was based on the fair market value discounted by 25% because they were restricted shares.

Subsequent Events:

On or about November 2, 2007, Jeff Flammang was hired to render management advisory services to the Company. The terms of this agreement have been nullified insomuch that the advisory services were not provided to the Company. The Company has terminated the Flammang management advisory services agreement and nullified its prior understanding of settlement dated in January 2008.

On or about November 2, 2007, Christopher Cella was hired to render legal and management advisory services.. The Company has terminated the Cella Legal and management advisory services agreement and nullified its prior understanding of settlement in January 2008

On or about November 7,  2007, Dr. P. Castillo presented to the Company a similar if not identical management advisory services agreement as Messrs. Cella and Flammang. The Company has terminated Dr P. Castillo’s management advisory services agreement and nullified its prior understanding of settlement dated in January 2008.

Directors do not currently receive cash compensation.

Item 11 - Security Ownership of Certain Beneficial Owners and Management

The following table contains information relating to the beneficial ownership of Common Stock by members of the Board of Directors and the Company’s officers as a group, as well as certain other beneficial owners as of March 30, 2008. Information as to the number of shares of Common Stock owned and the nature of ownership has been provided by these individuals or is based on Schedules 13D, or any amendment thereto, received by the Company as filed with the Securities and Exchange Commission, or other information, and is not within the direct knowledge of the Company.  Unless otherwise indicated, the named individuals possess sole voting and investment power with respect to the shares listed.

The following table sets forth certain information regarding the beneficial ownership of shares of the Company’s common stock as of December 31, 2007 by:

•

each person who is known by us to beneficially own more than 5% of the Company’s issued and outstanding shares of common stock;

•

the Company’s named executive officers;

•

the Company’s directors; and

•

all of the Company’s executive officers and directors as a group.

Name of Shareholder and Share Class Common	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Directors and Executive Officers
Alise Mills (2)	247,219	4.45%

Gary P. Freeman	5,000,000	90.0%

Rowland Mosser	220,025	3.96%

A. J. Jamani	0	0%
All current executive officers and directors as a group	5,220,025	93.96%

5% or Greater Shareholders	0	0

Name of Shareholder and Share Class Preferred		Percent of Class (3)
BC 0718806 Ltd (Preferred Shares) (3)	1,342,000	63%
Aiden Demographics Inc (Preferred Shares) (3)	400,000	15%
Icon Research Inc (Preferred Shares) (3)	400,000	15%
	2,142,000	93%

(1)  Based on 446,705,989 shares of common stock issued and outstanding as of December 31, 2007.

(2)  Alise Mills was terminated as a Director and President, on  February 10, 2008

(3)  On December 17, 2007, the Company issued 1,342,000 shares of Series A Preferred Stock to a company owned by a director of the Company for services, valued at $.02 per share, and 800,000 shares to a consultant, valued at $.02 per share. The Series A Preferred Stock entities the holder to 100 votes per share.

Aarif “A J” Jamani Chairman of the Board & Consultants Icon Research Inc & Aiden Demographics Inc  collectively own 2,142,000 preferred shares of the Registrant's stock representing 93% of the fully diluted  shares as of April 14, 2008.

The Company has no knowledge of any other arrangements, including any pledge by any person of the Company’s securities, the operation of which may at a subsequent date result in a change in control of the company.

The Company is not, to the best of its knowledge, directly or indirectly owned or controlled by another corporation or foreign government.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares.  Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned.

The number and percentage of shares beneficially owned are based on 5,552,171 common shares issued and outstanding and 219,752,171 fully diluted voting capacity (total votes of preferred and common combined).

Shares of common and preferred stock issued and outstanding as of April 14, 2008:

At December 31, 2007 there were 446,705,988 shares of common stock issued and outstanding, with a par value of $.0001 per share, in the capital of the Company, each being entitled to one vote.

At December 31, 2007 there were 2,142,000 shares of preferred shares issued and outstanding with a par value of $.0001 per share, in the capital of the Company, each preferred being entitled to one hundred votes.

Changes in Control

There are no arrangements known to the Company the operation of which may at a subsequent time result in the change of control of the Company.  We are presently engaged in a search for new investment or merger opportunities.  Control of the Company may change in the event of a business re-organization resulting in the issuance of additional common stock or other voting securities of the Company

Item 12 - Certain Relationships and Related Transactions

On August 22, 2006, the Company entered into an agreement with Jump Communications, Inc. (“Jump”) whereby certain services and products would be designed, developed and provided by Jump for the joint venture that was established pursuant to the agreement.  Jump has the exclusive rights in perpetuity to certain intellectual property relating to video compression and telephony network switch management that enables the delivery between distant end points of full motion video and data using a variety of delivery media and transmission formats (collectively the “Jump System”). These technologies are currently marketed by Jump as the “Jump System”.  The Company was required to pay to Jump $250,000 on the first day of each calendar quarter to ensure the exclusive right and license to use the Jump System technology.  The Company would make the $250,000 payment each quarter for two years, at which time, if the joint venture has achieved certain targeted annualized revenues, the payment obligation shall cease; provided; however, if revenues do not meet or shall fall below such threshold as determined each quarter, the payments shall continue or resume, as the case may be.  Ownership of intellectual property in the products and services developed for the Company and the joint venture by Jump shall be solely and exclusively owned by Jump. As of the date of this report, the Company had abandoned this project.

On or prior to March 19, 2007 the Company changed its course of business to focus on the development and commercialization of specialized software and other intellectual property having application within the gaming industry.  The Company previously announced the execution of an agreement with Dimensions, Inc. (“Dimensions”), an arm’s length party, relating to the grant by Dimensions of an exclusive license to use certain gaming related software and other intellectual property owned by or licensed to Dimensions. On or prior to March 19, 2007, the Company completed the signing of a definitive agreement with Dimensions Inc. in which Dimensions Inc. has granted to the Company an exclusive worldwide royalty bearing license (with the exception of the United States of America).  This new royalty bearing license allows the Company the ability to be a leading international provider of progressive gaming software. Included in the agreement is the right to sublicense, to use all patent rights, software, URL's, applicable trademarks and other intellectual property Dimensions Inc. has the rights to. On December 20, 2007, Veridigm, Inc. announced in an 8K that the Company has decided not to proceed with a Definitive Agreement announced on March 19, 2007 with Dimensions Inc., the project has since been abandoned as reported in the Company’s 8K- December 20th 2007

The Company had leased its executive offices and storage facilities from the former president of the Company under a month-to-month operating lease since the Company’s inception. Expense was $5,391 for the year ended December 31, 2007.  Expense was $0 for the year ended December 31, 2006.

Item 13 - Exhibits

Exhibit 10.1

Plan of Acquisition and Reorganization between Veridigm Inc. and Dinostar Inc. dated February 14, 2008.

Exhibit 31.1

Certification of President and Chief Financial Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a)(Section 302 of the Sarbanes- Oxley Act of 2002).

Exhibit 31.2

Certification of Corporate Secretary of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a)(Section 302 of the Sarbanes- Oxley Act of 2002).

Exhibit 32.1

Certificate of President and Chief Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

Exhibit 32.2

Certificate of Corporate Secretary pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

Item 14. – Principal Accountant Fees and Services

The Company’s board of directors reviews and approves audit and permissible non-audit services performed by the authorized independent public accountants as well as the fees charged by the authorized independent public accountants for such services. In its review of non-audit service fees and its appointment of the authorized independent public accountants as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining the authorized independent public accountants’ independence. All of the services provided and fees charged by the authorized independent public accountants in 2007 were pre-approved by the board of directors.

Audit Fees

The aggregate fees billed by the authorized independent public accountants for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-KSB for 2007 and 2006 were $12,000 and $15,400, respectively, net of expenses.

Audit-Related Fees

There were no other fees billed by the authorized independent public accountants during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

The aggregate fees billed by the authorized independent public accountants during the last two fiscal years for professional services rendered by the authorized independent public accountants for tax compliance for 2006 and 2007 were $0 and $0, respectively.

All Other Fees

There were no other fees billed by the authorized independent public accountants during the last two fiscal years for products and services provided by authorized independent public accountants.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized on April 17, 2007.

Veridigm, Inc.

(Registrant)

By: /s/ Gary P. Freeman

Gary P. Freeman

President, Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934 this report signed below by the following person on behalf of the Registrant and in the capacities on the date indicated.

By:  /s/Rowland J. Mosser

Rowland J. Mosser

Corporate Secretary